Form 10QSB
period 1995-06-30
NDE ENVIRONMENTAL CORP
filed 1995-08-14
CIK 851476

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 /X/    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 ---    Act of 1934 for the quarterly period ended June 30, 1995.

 / /    Transition Report Under to Section 13 or 15(d) of the Exchange Act for
 ---    the transition period from             to            .
                                    -----------    -----------

                         Commission File Number 1-10361

                          NDE ENVIRONMENTAL CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                            95-3634420
                   --------                            ----------
           (State of Incorporation)          (IRS Employer Identification No.)

                8906 Wall Street, Suite 306, Austin, Texas 78754
                ------------------------------------------------
                    (Address of Principal Executive offices)

          Issuer's telephone number, including area code (512) 719-4633

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             YES  X       NO
                                 ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                CLASS                    OUTSTANDING AT JULY 31, 1995
               ------                    ----------------------------
               Common                              2,273,420


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----    -----

This report consists of 39 sequentially numbered pages.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page Number
PART I     Financial Information

ITEM 1     Financial Statements (Unaudited)..................................   3

           Condensed Consolidated Balance Sheets -
           June 30, 1995 and December 31, 1994...............................   4

           Condensed Consolidated Statements of Operations -
           Three Months Ended June 30, 1995 and 1994.........................   5

           Condensed Consolidated Statements of Operations -
           Six Months Ended June 30, 1995 and 1994...........................   6

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1995 and 1994...........................   7

           Notes to Condensed Consolidated Financial Statements..............   9

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  11

PART II    Other Information

ITEM 5     Other Information.................................................  16

ITEM 6     Exhibits and Reports on Form 8K...................................  17

           Signatures........................................................  25

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                   June 30, 1995   December 31, 1994
                                                                   -------------   -----------------
ASSETS                                                              (Unaudited)          (Note)

CURRENT ASSETS

   Cash                                                             $  230,026        $  244,491

   Trade accounts receivable, less allowance for
   doubtful accounts of $416,138 in 1995 and $425,077                1,604,164         1,459,631
   in 1994

   Inventories                                                         124,460           128,032

   Prepaid expenses and other current assets                           310,867           408,136
                                                                    ----------        ----------
TOTAL CURRENT ASSETS                                                 2,269,517         2,240,290

EQUIPMENT AND IMPROVEMENTS, net of accumulated
   depreciation of $5,312,354 in 1995 and $4,680,964 in 1994         4,644,236         5,110,632

INTANGIBLE ASSETS

   Patents, net of accumulated amortization of $209,494
   in 1995 and $186,947 in 1994                                        176,901           199,448

   License, net of accumulated amortization of $176,926
   in 1995 and $143,971 in 1994                                        747,191           779,621

   Other Intangibles, net of accumulated amortization
   of $109,294 in 1995 and $82,411 in 1994                              63,342            90,225

   Deposits and other assets                                            68,624            50,983
                                                                    ----------        ----------

                                                                    $7,969,811        $8,471,199
                                                                    ==========        ==========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          June 30, 1995      December 31, 1994
                                                                                          -------------      -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                                       (Unaudited)             (Note)
CURRENT LIABILITIES

   Accounts payable                                                                       $    643,239         $    709,559

   Accrued liabilities                                                                         737,900              915,587

   Accrued payroll and payroll taxes                                                           616,924              521,489

   Current maturities of notes payable and
    long-term debt                                                                           2,274,834              530,807

   Current portion of capital lease obligation                                                  71,974              100,321
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                    4,344,871            2,777,763

LONG TERM DEBT (SEE NOTE 3)

   Notes payable and other long-term debt                                                    2,628,738            4,301,589

   Other accrued liabilities                                                                    27,762               41,640
                                                                                          ------------         ------------
TOTAL  LIABILITIES                                                                           7,001,371            7,120,992
                                                                                          ------------         ------------

STOCKHOLDERS' EQUITY  (SEE NOTE 2)

   Series AAA Convertible Preferred Stock, $.0001 par value; authorized, 400 shares; issued and outstanding 1 share at June 30, 1995, and 257.5 shares
   at December 31, 1994, stated at liquidation value of $5,000 per share                         5,000            1,287,500

   Series BBB Convertible Preferred Stock, $.0001 par value; authorized, 253 shares; issued and outstanding 0 shares at June 30, 1995, 253 shares at
   December 31, 1994, 100 shares stated at liquidation value of $5,000 per
   share, 153 shares stated at liquidation value of $7,516.34 per share                              -            1,650,000

   Series CCC Convertible Preferred Stock, $.0001 par value; authorized, issued and outstanding 0 shares at June 30, 1995, 60 shares at December 31,
   1994, stated at liquidation value of $5,000 per share                                             -              300,000

   Series DDD Convertible Preferred Stock, $.0001 par value; authorized, 300 shares; issued and outstanding, 210.7 shares at June 30, 1995; 0 shares at
   December 31, 1994, stated at liquidation value of $5,000 per share                        1,053,410                    -

   Common stock, $.0001 par value; authorized, 10,000,000 shares; issued and
   outstanding 2,273,420 shares at June 30, 1995, and 1,462,420 December 31, 1994                  227                  146

   Additional paid-in capital                                                               25,133,216           21,883,298

   Accumulated deficit                                                                     (25,223,413)         (23,770,737)
                                                                                          ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     968,440            1,350,207
                                                                                          ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  7,969,811         $  8,471,199
                                                                                          ============         ============

Note:  See note at bottom of page 5.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                               ---------------------------------
                                               June 30, 1995       June 30, 1994
                                               -------------       -------------
REVENUES - Testing services                     $ 2,830,499         $ 2,459,980
           Other                                     90,720                   0

COSTS AND EXPENSES

   Cost of sales and testing services             1,818,671           1,584,141

   Selling, general and administrative            1,320,186           1,633,804

   Provision for doubtful accounts                   64,107              58,921
                                                -----------         -----------
      TOTAL COSTS AND EXPENSES                    3,202,964           3,276,866
                                                -----------         -----------
OPERATING LOSS                                  ($  281,745)        ($  816,886)

Other income (expense):

   Interest income                                       22                  29

   Interest expense                                (204,702)           (153,510)
                                                -----------         -----------
NET LOSS                                        ($  486,425)        ($  970,367)
                                                ===========         ===========
NET LOSS PER SHARE                              ($     0.25)        ($     0.80)
                                                ===========         ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
(See Note 2)                                      1,946,112           1,230,420
                                                ===========         ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Six Months Ended
                                               ---------------------------------
                                               June 30, 1995       June 30, 1994
                                               -------------       -------------
REVENUES - Testing services                     $ 4,995,581         $ 4,306,173
           Other                                     90,720              95,082

COSTS AND EXPENSES

   Cost of sales and testing services             3,293,825           2,949,049

   Selling, general and administrative            2,723,685           3,196,249

   Provision for doubtful accounts                  115,333             101,355
                                                -----------         -----------
       TOTAL COSTS AND EXPENSES                   6,132,843           6,246,653
                                                -----------         -----------
OPERATING LOSS                                  ($1,046,542)        ($1,845,398)

Other income (expense):

    Interest income                                     158                 462

    Interest expense                               (406,292)           (214,675)
                                                -----------         -----------
NET LOSS                                        ($1,452,676)        ($2,059,611)
                                                ===========         ===========
NET LOSS PER SHARE                              ($     0.85)        ($     1.70)
                                                ===========         ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
(See Note 2)                                      1,708,160           1,230,420
                                                ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                           ---------------------------------
                                                           June 30, 1995       June 30, 1994
                                                           -------------       -------------
OPERATING ACTIVITIES:

    Net loss                                                ($1,452,676)        ($2,059,611)

ADJUSTMENTS  TO RECONCILE  NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES:

    Depreciation                                                653,232             634,276

    Amortization of discount on notes payable                    70,613                   -

    Amortization of intangibles                                  82,385             188,590

    Provision for doubtful accounts                             121,224             101,355

    Gain on sale of equipment                                   (34,334)                  -

CHANGES IN OPERATING ASSETS AND LIABILITIES:

    Trade receivables                                          (265,757)           (370,717)

    Inventories                                                   3,572              48,049

    Prepaid expenses                                             97,269             201,219

    Deposits                                                    (17,641)            (14,792)

    Accounts payable                                            (66,320)            129,322

    Accrued liabilities                                        (219,327)           (117,090)

    Accrued payroll and accrued payroll taxes                    95,435             139,608

                                                             ----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                          (932,325)         (1,119,791)

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                             --------------------------------
                                                             June 30, 1995      June 30, 1994
                                                             -------------      -------------
INVESTING ACTIVITIES:

    Purchases of licenses                                           (525)        ($   20,551)

    Additions to equipment and improvements                     (229,312)           (242,402)

    Proceeds from sale of equipment                               87,000                  --
                                                             -------------------------------
    Net cash used in investing activities                       (142,837)           (262,953)

FINANCING ACTIVITIES:

    Proceeds from  SVB Line of Credit                            748,050             310,247

    Principal payments under note and capital
    lease payable                                               (508,968)           (242,105)

    Proceeds from issuance of Preferred Stock                    250,000             300,000

    Proceeds from Term Loan                                           --             750,000


    Proceeds from issuance of notes payable                      571,615                  --

    Net cash provided by financing activities                  1,060,697           1,118,142

    Net (decrease) in cash                                       (14,465)           (264,602)

    Cash and cash equivalents at beginning of
    period                                                       244,491             295,077
                                                             -----------         -----------
    Cash and cash equivalents at end of period               $   230,026         $    30,475
                                                             ===========         ===========
    Supplemental disclosure of cash flow information:

    Cash paid during the period for:

    Interest                                                 $   249,376         $    20,517
                                                             ===========         ===========
    Income taxes                                                      --                  --
                                                             ===========         ===========

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, the accompanying unaudited financial statements for the six months ended June 30, 1995 and 1994 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1995 and 1994 and the results of operations for the three and six months then ended and cash flows for the six months then ended.

   For further information refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year.

   Certain amounts shown in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2:  STOCKHOLDERS' EQUITY

   In June 1995, the Company reached an agreement with Proactive Partners, L.P. ("Proactive"), a significant shareholder, regarding a refinancing arrangement (the "June Refinancing"). The June Refinancing includes the issuance of 210.7 share of Series DDD Preferred Stock at $5,000 per share (total proceeds of $1,053,410) convertible at $0.21875 per share into 4,815,586 shares of Common Stock. The June refinancing also includes a $250,000 commitment to purchase additional preferred stock convertible into 666,667 shares of common stock at $0.375 per share. The $1,053,410 in DDD Preferred Stock was issued as consideration for the conversion of certain debt as well as for $250,000 cash. See Note 3 to the Condensed Consolidated Financial Statements.

   In May 1995, 253 shares of the Series AAA Convertible Preferred Stock with a liquidation value of $1,260,000 was converted into an aggregate of 504,000 shares of Common Stock at a price per share of $2.50. In September 1994 and January 1995, a total of 119 shares of Series AAA Preferred Stock with liquidation value totaling $595,000 had been converted into a total of 238,000 shares of Common Stock at a price per share of $2.50. At June 30, 1995 there remains outstanding 1 share of Series AAA Preferred Stock with a liquidation value of $5,000.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   Also in May 1995, all outstanding Series BBB Convertible Preferred Stock and Series CCC Convertible Preferred Stock were converted into Common Stock. 253 shares of The Series BBB Convertible Preferred Stock with a liquidation value of $1,650,000 were converted into a total of 253,000 shares of Common Stock at an average price per share of $6.52. 60 shares of the Series CCC Convertible Preferred Stock with a liquidation value of $300,000 were converted into 48,000 shares of Common Stock at a price per share of $6.25.

   On August 2, 1994, at the Company's annual shareholder's meeting, stockholders approved the amendment of the Company's Certificate of Incorporation to effect a 1 for 10 reverse stock split by converting and reconstituting each outstanding share of Common Stock into one-tenth of one share, and to have any resulting fractional shares rounded up to the nearest whole share (the "Reverse Stock Split"). The Company is currently authorized to issue 10,000,000 shares of Common Stock and 10,000 shares of Preferred Stock. All share and per share amounts included in these financial statements reflect the Reverse Stock Split.

NOTE 3:  DEBT

Financing Agreement

In September 1993, the Company entered into a Loan and Security Agreement (the "Prior Agreement") with Silicon Valley Bank ("SVB") for borrowings up to a maximum of $750,000. In 1994, the Company amended this agreement to increase the maximum borrowings to $1,500,000 and to extend the expiration date to May 5, 1995. As of March 27, 1995, the Company entered into a new financing agreement (the "Financing Agreement") with SVB that provided a line of credit up to $1,000,000 based on eligible accounts receivable balances, as defined, not to exceed 80% of gross receivable balances. The financial agreement expires on April 30, 1996. Advances under the Financing Agreement originally accrued interest at 1.75% per month, plus an administrative fee of 0.5% per month. The initial advance under the Financing Agreement was received in April 1995, and was used to pay off other outstanding debt. All borrowings under the Financing Agreement are due upon demand. On June 20, 1995, the borrowing limit under the Financing Agreement was increased from $1,000,000 to $1,500,000. The Financing Agreement expires in March 1996.

   In addition, SVB provides the Company with a $750,000 term loan (the "Term Loan"). The Term Loan bears interest at 2.5% over SVB's prime rate. The principal balance will be payable in full April 30, 1996 with payment guaranteed by Proactive.

   In February 1995, the Company reached an agreement with Gilbarco, Inc. ("Gilbarco") to extend the due dates of the three payments due in 1995 on the $2,450,000 note. These three payments of $122,500 each have been rescheduled to the end of the note payment period, or March 2000.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (CONTINUED) - UNAUDITED

June Refinancing

   In January and February 1995, the Company received $200,000 and $300,000, respectively, pursuant to a promissory note agreement with Proactive (the "Bridge Loan"). Interest on The Bridge Loan was at the rate of prime plus 4%. The Bridge Loan was originally due April 30, 1995; Proactive extended the due date of the Bridge Loan to June 30, 1995. In June 1995, as part of the June Refinancing, Proactive converted the Bridge Loan into shares of Series DDD Preferred Stock. Also converted into shares of Seried DDD Preferred Stock was a note and accrued interest payable to Proactive in the amount of $277,766 (the "Subordinated Debt"). See Note 2 to the condensed consolidated financial statements.

Sale/Leaseback

   In April 1995, the Company entered into an agreement with Enterprise Leasing Corporation ("Enterprise") whereby the Company sold to Enterprise 19 of its testing vehicles for approximately $70,000. The Company then leased back the same vehicles under two-year capital lease agreements.

NOTE 4: SUBSEQUENT EVENTS

Malaysian Equipment Sale and Licensing Agreement

   In July 1995, the Company completed a transaction with a licensee in Malaysia whereby the Company sold probes and related test equipment for a purchase price of approximately $165,000. The Company also will receive processing fees on an ongoing basis for test review and technical support services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The Company had a net loss of $486,425 for the three months ended June 30, 1995, compared to a net loss of $970,367 for the three months ended June 30, 1994. The Company had a net loss of $1,452,676 for the six months ended June 30, 1995, compared to $2,059,611 for the six months ended June 30, 1994. An explanation of the variances between periods for each of the major categories follows.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Continued:

   The following table reflects the percentage relationship to net sales of certain items included in the company's statement of operations for the three and six month periods ended June 30, 1995 and 1994.

                                                             3 Months Ended
                                                      ------------------------------
                                                      June 30, 1995    June 30, 1994
                                                      -------------    -------------
      Revenues                                             100%            100%

      Costs and Expenses

          Cost of Sales and Testing                         62%             64%

          Selling, General and  Administrative              45%             66%

          Provision for Doubtful Accounts                    2%              3%

          Interest Expense                                   7%              6%
                                                           ---             ---
          Total Costs and Expenses                         116%            139%
                                                           ---             ---
      Net Loss                                             (16%)           (39)%
                                                           ===             ===

                                                             6 Months Ended
                                                      ------------------------------
                                                      June 30, 1995    June 30, 1994
                                                      -------------    -------------

Revenues                                                  100%             100%

Costs and Expenses

    Cost of Sales and Testing                              65%              67%

    Selling, General and  Administrative                   54%              73%

    Provision for Doubtful Accounts                         2%               3%

    Interest Expense                                        8%               5%
                                                          ---              ---
    Total Costs and Expenses                              129%             148%
                                                          ---              ---
Net Loss                                                  (29%)            (48)%
                                                          ===              ===

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

   Revenues for the three months ended June 30, 1995 were $2,921,219, an increase of $461,239, or 19%, compared to the three months ended June 30, 1994. Revenues for the six months ended June 30, 1995 were $5,086,301, an increase of $685,046, or 16%, compared to the six months ended June 30, 1994. Average revenue per van day (revenue from domestic UST testing and tank management divided by van days worked) decreased from approximately $1,088 for the three months ended June 30, 1994 to $1,074 for the three months ended June 30, 1995. Average revenue per van day was $1,018 for the six months ended June 30, 1995, a decrease of 10% from the approximately $1,130 achieved for the six months ended June 30, 1994. Total volume increased by 12%, from 2,174 van days worked in the second quarter of 1994 to 2,434 in the second quarter of 1995. Total volume increased by 25% to 4,587 during the six months ended June 30, 1995 from 3,663 for the six months ended June 30, 1994.

   The decrease in revenue per van day was due to a decrease in pricing. The decreased pricing is attributable to increased competitive pressures caused by an increase in the number of smaller testing companies in the market. NDE's increased volume (van days sold) was due primarily to the increased capacity obtained from the acquisition of GB ESD ("Gilbarco Environmental Services Division") in April 1994.

   Also contributing to the increased volume in 1995 were growing acceptance of the Company's proprietary UST test reporting and tank management system and an increase in the number of Stage II vapor recovery tests.

Cost of  Sales and  Testing Services

   Cost of sales and testing services for the three months ended June 30, 1995 was $1,818,671 (62% of revenue), an increase of $234,530, or 15%, compared to $1,584,141 (64% of revenue), for the three months ended June 30, 1994. Cost of sales and testing services for the six months ended June 30, 1995 was $3,293,825 (65% of revenue), an increase of $344,776, or 12%, compared to $2,949,049 (67% of revenue) for the six months ended June 30, 1994. The increase in cost of sales was due primarily to the increase in the number of van days sold. The decrease in the cost of sales as a percent of revenue was due to the more efficient geographic coverage obtained with the GB ESD acquisition. The gross margin was $1,102,548 (38% of revenue) for the three months ended June 30, 1995, compared to $875,839 (36% of revenue) the three months ended June 30, 1994. The gross margin was $1,792,476 (35% of revenue) for the six months ended June 30, 1995, compared to $1,452,206 for the six months ended June 30, 1994 (33% of revenue). The increased margins were due to higher utilization of the Company's fleet.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 1995 was $1,320,186 (45% of revenue), a decrease of $313,618 or 19%, compared to the three months ended June 30, 1994. Selling, general and administrative expense for the six months ended June 30, 1995 was $2,723,865 (54% of revenue), a decrease $472,564 or 15% compared to the six months ended June 30, 1994. The improvement was due to the Company's assimilation of the GB ESD fleet of 31 vehicles with the addition of only two non-field personnel and to the implementation of more effective cost controls.

Provision for Doubtful Accounts

   The provision for doubtful accounts for the three months ended June 30, 1995 was $64,107, or 2% of sales, an increase of $5,186 compared to $58,921 for the three months ended June 30, 1995, which was also 2% of sales. The provision for doubtful accounts for the six months ended June 30, 1995 was $115,333 (2% of sales), an increase of $13,978 compared to the six months ended June 30, 1994. The increase was due to an increase in sales.

Interest Expense

   Interest expense for the three months ended June 30, 1995 was $204,702, an increase of $51,192, or 33%, compared to the three months ended June 30, 1994. Interest expense for the six months ended June 30, 1995 was $406,292, an increase of $191,617, or 89%, compared to the six months ended June 30, 1994. The increase in interest expense was attributable to the interest expense associated with increased borrowing under the Financing Agreement with SVB, and notes issued in connection with the acquisition of GB ESD.

Write-off of Goodwill

   During 1994, the Company wrote-off goodwill of $2,562,000 related to the acquisition of certain of the tank testing assets of Kaneb Metering Corporation in April, 1991. Accordingly, there was no amortization expense associated with the write-off of goodwill for the three or six months ended June 30, 1995. For the three and six month periods ended June 30, 1994, amortization expense associated with the write-off of goodwill amounted to $56,925 and $113,850, respectively.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Loss

   For the three months ended June 30, 1995, the Company incurred a net loss of $486,425, a decrease of $483,942, or 50% compared to the net loss of $970,367 for the three months ended June 30, 1994. For the six months ended June 30, 1995, the Company insured a net loss of $1,452,676, a decrease of $606,935, or 29%, compared to the net loss of $2,059,611 for the six months ended June 30, 1994. The decrease in net loss was due, in part, to an increase in testing volume by 25% over the comparable period of 1994. However, the decline in the average revenue per van day of approximately 10% eroded the bottom-line benefit of some of this increased market penetration. In spite of the price pressure, the Company was able to improve its operating margin through more efficient geographic coverage and better cost controls.

Liquidity and Capital Resources

   At June 30, 1995, the Company had a working capital deficit of $2,075,354 compared to $537,473 at December 31, 1994. The increase of $1,537,881 comprises primarily an increase in the amount borrowed from SVB under the Financing Agreement of approximately $748,000 and the classification of the $750,000 due under the Term Loan (which is due in April 1996) as a current liability.

   On March 23, 1995 the Company entered into a financing agreement (the "Financing Agreement") with SVB that will provide a line of credit up to $1,000,000 based on qualified and eligible accounts receivable balances not to exceed 80% of the gross receivable balance. In June 1995, this limit was increased to $1,500,000. The initial advance under this Financing Agreement was used to pay off the existing line of credit with SVB in the amount of approximately $271,000 in April 1995 and to pay off the one year note to Gilbarco in the amount of $400,000 due April 1995. The Financing Agreement expires in March 1996. In addition, the Company amended the $750,000 term note agreement with SVB to extend the maturity to April 30, 1996

   At June 30, 1995, the Company had outstanding long-term debt (including current maturities) of $4,903,572, compared to $4,832,396 at December 31, 1994. At June 30, 1995, the Company had promissory notes payable in the amount of $467,365 to principal stockholder JLR and to Spears, Benzak, Soloman and Farrell ("SBSF") due in five equal annual installments from 1996 through 2000. Interest on the notes accrues at 8% per annum, and is payable quarterly. The Company also had outstanding approximately $137,000 in notes payable to Ford Motor Credit at June 30, 1995. The principal on these notes is payable monthly through 1998.

   In February 1995, the Company amended its note payable agreement with Gilbarco to extend $367,500 of debt maturities previously scheduled to be paid in 1995 to March 2000. See Note 3 to the Condensed Consolidated Financial Statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In January and February 1995, the Company received loans of $200,000 and $300,000, respectively, from Proactive Partners in exchange for its promissory note. In June 1995, the Company reached an agreement with Proactive consisting of (i) an extension of Proactive's guaranty on the $750,000 term loan with SVB through June 1997; (ii) the issuance of $1,053,410 of Series DDD Preferred Stock, convertible at $0.21875 per share into 4,815,586 shares of Common Stock; and (iii) a $250,000 irrevocable standby commitment to purchase additional preferred stock convertible into Common Stock at $0.375 per share. The issuance of the $1,053,410 of Series DDD Preferred Stock represents (i) conversion of the $500,000 loan received from Proactive in January and February 1995 plus $25,644 of accrued interest; (ii) conversion of $273,038 of notes payable to Proactive; and (iii) the purchase of $250,000 of Series DDD Preferred Stock by Proactive for cash.

Liquidity and Capital Resources - Continued

         At June 30, 1995, the Company has $2,140,826 of debt that matures within the next twelve months. Because Proactive has agreed to extend its guaranty on the $750,000 Term Loan to April 1997, management believes that the Term Loan can be extended. However, management of the Company expects that cash in addition to Proactive's commitment to purchase an additional $250,000 worth of Series DDD Preferred Stock may be required to fund the operations of the Company. Although management of the Company is devoting substantial effort to the pursuit of funding sources, there is no assurance that such efforts will continue to be successful.

         If the Company's cash flow from operations and other capital resources are insufficient to meet its debt maturities, the Company may be required to take other actions including cost reduction measures, dispositions of assets or a combination of these and other actions which are not currently foreseeable. Such other actions could have an adverse effect on the Company's financial condition and results of operations.

PART II OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Officer Changes

         In June 1995, A. Daniel Sharplin was named President and Chief Executive Officer, replacing Jay Allen Chaffee, who remains Chairman of The Board. Mr. Sharplin previously was President and Chief Operating Officer of the Company. Also in June 1995, Eric J. (Rick) Hopkins was named Vice President and Chief Financial Officer, also replacing Mr. Chaffee. Mr. Hopkins was previously Vice President, Operations and Controller.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 5:  OTHER INFORMATION - CONTINUED

NASDAQ DELISTING

   In July 1995, the Company was delisted from the NASDAQ Small-Cap Market for failure to meet listing requirements. These requirements include (1) failure to maintain a minimum bid price of $1.00 for 10 consecutive trading days, or (2) failure to maintain minimum capital and surplus of $2,000,000. The Company now trades on the OTC Bulletin Board; the trading symbol remains NDEC. The Company expects to reapply for listing when it returns to the level of eligibility.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated herein by reference:

  No.    Exhibit
-----    -------
10.36 Rights Agreement, dated July 10, 1990, between NDE Testing and the Series A Purchasers (incorporated by reference from Exhibit 28.9 to the July, 1990 8-K)

10.37 Registration Rights Agreement, dated July 10, 1990, between the registrant and the Series A Purchasers (incorporated by reference from Exhibit 28.10 to the July, 1990 8-K).

10.38 Stockholders Agreement, dated July 10, 1990, by and among the Registrant, John R. Mastandrea and the Series A Purchasers (incorporated by reference to Exhibit 28.11 to the July 1990 8-K).

10.39 Consulting and financial Advisory Agreement, dated July 10, 1990, between the Registrant and SBSF (incorporated by reference to Exhibit
         28.12 to the July 1990 8-K).

10.40 Warrant Certificate, dated July 10, 1990,. issued by the Registrant in favor of SBSF (incorporated by reference to Exhibit 28.13 to the July 1990 8-K).

10.41 Proprietary Rights and Secrecy Agreement, dated July 10, 1990, between the Registrant and John R. Mastandrea (incorporated by reference to Exhibit 28.14 to the July 1990 8-K).

10.42 Agreement of Merger, dated March 28, 1991, among the Registrant, NDE Testing, KMC Merger No. 1, Kaneb Metering Corporation and Kaneb Services, Inc. ("Kaneb") (incorporated by reference to Exhibit 10.42 to the 1990 10-K).

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.43 Voting Agreement, dated March 28, 1991, between Kaneb and John R. Mastandrea (incorporated by reference to Exhibit 10.43 to the 1990 10-K).

10.44 Voting Agreement, dated March 28, 1991, among the Registratn, NDE Testing and the holders of the Registrant's Series A Preferred Stock (including forms of warrants granted to such holders attached as exhibits thereto) (incorporated by reference to Exhibit 10.44 to the 1990 10-K).

10.45 Description of Purchase Rights granted by the Registrant to holders of record of the Registrant's Common Stock at April 12, 1991 (incorporated by reference to Exhibit 10.45 to the 1990 10-K).

10.46 Purchase Rights Option Agreement, dated March 28, 1991, between the Registrant and John R. Mastandrea (incorporated by reference to Exhibit
         10.46 to the 1990 10-K).

10.47 Convertible Note Purchase Agreement, dated August 8, 1991, among the Registrant and the purchasers of the notes and warrants listed on Exhibit A thereto, together with exhibits including the forms of the notes and warrants issuable thereunder (incorporated by reference to Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (the "June 1991 10-Q")).

10.48 Executive Consulting Agreement, dated May 30, 1991, (the "Executive Consulting Agreement") between the Registrant and Bunker Hill, an affiliate of Jay Allen Chaffee, the President of the Registrant, together with the form of Stock Registration Agreement attached as an exhibit thereto (incorporated by reference to Exhibit 2 to the June 1991 10-Q).

10.49 Form of Promissory Note in the principal face amount of $250,000 and warrant to purchase up to 25,000 shares of Common Stock, both dated September 6, 1991, issued to SBSF, together with Pledge and guaranty of John R. Mastandrea securing the Note. Substantially equivalent notes and warrants were issued to the Louis Marx, Jr. Trust, on September 30, 1991, and SBSF on October 2, 1991, in the respective amounts of $100,000 and 10,000 shares and $250,000 and 25,000 shares, together with substantially equivalent pledges and guaranties (incorporated by reference to Exhibit 10.49 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

10.50 Series B Convertible Preferred Stock Purchase Agreement, dated November 7, 1991 (incorporated by reference to Exhibit 19.01 to the September 1991 10-Q).

10.51 Financial Advisory Services Agreement, dated October 31, 1991 (incorporated by reference to Exhibit 19.02 to the September 1991 10-Q).

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.52 Series AA Preferred Stock Holders Agreement, Waiver and Consent, dated November 7, 1991 (incorporated by reference to Exhibit 19.03 to the September 1991 10-Q).

10.53 Amendment No. 2 to John R. Mastandrea's Employment Agreement, dated November 3, 1991 ("Mastandrea Amendment No. 2") (incorporated by reference to Exhibit 19.04 to the September 1991 10-Q).

10.54 Agreement to Vote, dated November 6, 1991, executed in connection with Mastandrea Amendment No. 2 (incorporated by reference to Exhibit 10.54 to the 1991 10-K).

10.55 1989 Stock Option Plan, as amended with the approval of the stockholders, together with a further amendment approved by the Board of Directors subject to stockholder approval at the 1992 annual meeting (incorporated by reference to Exhibit 10.55 to the 1991 10-K).

10.56 Employment Agreement between the Registrant and John T. Hanratty, dated December 31, 1991 (incorporated by reference to Exhibit 10.56 to the 1991 10-K).

10.57 Termination Agreement between the Registrant and William H. Willenberg, dated April 8, 1992 (incorporated by reference to Exhibit 10.57 to the 1991 10-K).

10.59 Series AAA and BBB Preferred Stock and Secured Convertible Note Purchase Agreement (the "Purchase Agreement"), dated as of May 26, 1992, among the Registrant, its subsidiary, JLR Holdings, Inc. ("JLR"),Spears Benzak Salomon & Farrell ("SBSF"), Proactive Partners, L.P. ("Proactive"), Lagunitas Partners, L.P. ("Lagunitas"), and other purchasers of the Initial Convertible Secured Notes issued by the Registrant pursuant to the Purchase Agreement (the "Purchasers"); and the Approval and Addendum, dated as of June 22, 1992, among the Registrant, and other Purchasers represented by it, Proactive, Lagunitas, JLR, Josephthal Lyon & Ross Incorporated ("Josephthal"), John R. Mastandrea, Kaneb Services, Inc. ("KSI"), and Kaneb Metering Corporation ("KMC"); together with the following exhibits to that Purchase Agreement (incorporated by reference from Exhibit to the Registrants current report on Form 8-K filed July 17, 1992, the ("July 1992 8-K")).

10.60 Conversion and Exchange Agreement and Consent, dated as of May 26, 1992, among the Registrant and holders of the Registrant's outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference from Exhibit 10.02 to the July 1992 8-K).

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.61 Voting Agreement, dated as of May 26, 1992, among the Registrant, RLR, Josephthal, SBSF, Proactive, Lagunitas, KSI, KMC and SBSF NDE Group, Limited Partnership; Cancellation of Voting Agreement and Release, dated May 26, 1992, among KSI, KMC and John R. Mastandrea; and Modification Agreement and Consent, dated as of May 26, 1992, among the Registrant, its subsidiary, KSI and KMC (incorporated by reference to Exhibit 10.03 from the July 1992 8-K).

10.62 Settlement Agreement dated as of May 26, 1992, among the Registrant, its subsidiary and John R. Mastandrea; together with the following exhibits thereto (incorporated by reference to Exhibit 10.04 to the July 1992 8-K).

10.63 Non-Competition and Non-Solicitation Agreement, dated as of May 26, 1992, among the Registrant, its subsidiary and John R. Mastandrea (incorporated by reference to Exhibit 10.05 to the July 1992 8-K).

10.64 Consulting and Services Agreement, dated as of May 26, 1992, among the Registrant, John R. Mastandrea and Advanced Leak Detection Corporation ("LAD"); and Addendum to Consulting Services Agreement, dated as of June 4, 1992, among the Registrant, John R. Mastandrea and LAD (incorporated by reference to Exhibit 10.06 to the July 1992 8-K).

10.65 Third Amended and Restated Registration Rights Agreement, dated as of May 26, 1992, among the Registrant and certain holders of the Registrant's securities (incorporated by reference to Exhibit 10.07 to the July 1992 8-K).

10.66 Security Agreement, dated as of May 26, 1992, among the Registrant, its subsidiary and the Purchasers (incorporated by reference to Exhibit
         10.08 to the July 1992 8-K).

10.67 Form of Initial Convertible Secured Note of the Registrant (incorporated by reference to Exhibit 10.09 to the July 1992 8-K).

10.68 Form of Secured Convertible Note of the Registrant (incorporated by reference to Exhibit 10.10 to the July 1992 8-K).

10.69 Form of Warrant Certificate with respect to the warrants to be issued by the Registrant pursuant to the Purchase Agreement (incorporated by reference to Exhibit 10.11 to the July 1992 8-K).

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.70 1989 New Warrant Agreement, dated as of April 30, 1992, among the Registrant, Josephthal and other holders of warrants issued by the Registrant in connection with its initial public offering in 1989; together with (a) Exhibit A, the form of New Warrant Certificate for the warrants issued pursuant to the foregoing agreement; and (b) Exhibit B, Third Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.12 to the July 1992 8-K).

10.71 Form of BBB Convertible Secured Note issued by the Registrant pursuant to the Purchase Agreement; and BBB Security Agreement, dated as of May 26, 1992, among the Registrant, its subsidiary and the holders of the foregoing secured notes (incorporated by reference to Exhibit 10.13 to the July 1992 8-K).

10.72 Asset Purchase Agreement dated January 8, 1993 between the Registrant and ProEco. The Registrant will furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit to this Exhibit 2.1 and Exhibits 2.2 and 2.3 (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed January 22, 1993, the ("January 1993 8-K")).

10.73 License Agreement dated January 8, 1993 between the Registrant and ProEco (incorporated by reference to Exhibit 2.2 to the January 1993 8-K).

10.74 Form of Non competition Agreement dated January 8, 1993 entered into between the Registrant and each of ProEco, ProEco's stockholders and ProEco's affiliate, EcoAm, Inc. (incorporated by reference to Exhibit
         2.3 to the January 1993 8-K).

10.75 Shareholder Rights Agreement dated January 8, 1993, between the Registrant and ProEco (incorporated by reference to Exhibit 28.2 to the January 1993 8-K).

10.76 Stock Purchase Agreement, dated as of December 11, 1993, among the Registrant, Jim R. Clare and Donald Valverde

10.77 Loan and Security Agreement, dated September 27, 1993, between the Registrant and Silicon Valley Bank.

10.78 Amendment to Loan Agreement, dated April 7, 1994 between the Registrant and Silicon Valley Bank

10.79 Asset Purchase Agreement, dated as of February 24, 1994, between the Registrant and Silicon Valley Bank

10.80 Warrant Certificate to purchase 200,000 shares of the Registrant's Common Stock issued by the Registrant to Gilbarco Inc. on April 11, 1994

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.81 Non-Interest Bearing Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc. in the principal amount of $400,000

10.82 Irrevocable Standby Letter of Credit, dated April 11, 1994, issued by Silicon Valley Bank to Gilbarco Inc. securing payment of the Non-Interest Bearing Promissory Note attached hereto as Exhibit 10.81

10.83 Secured Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc. in the principal amount of $2,450,000

10.84 Security Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc. securing payment of the Secured Promissory Note attached hereto as Exhibit 10.83.

10.85 Sub license Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

10.86 Patent License Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

10.87 Amendment to Loan and Security Agreement, dated as of March 17, 1995, between the Registrant and Silicon Valley Bank.

10.88 Third Amendment to NDE Environmental Corporation's Secured Notes, dated as of March 31, 1995, between the Registrant and Proactive Partners; Spears, Benzak, Salomon, & Farrell; Dan Purjes; Peter Sheib; Lawrence Rice; and Joan Taylor.

10.89 Second Amendment to NDE Environmental Corporation's Subordinated Note, dated as of March 31, 1995, between the Registrant and Spears, Benzak, Salomon, and Farrell.

10.90 First Amendment to NDE Environmental Corporation's Subordinated Secured Promissory Note, dated as of February 28, 1995, between the Registrant and Gilbarco, Inc.

10.91 Certificate of Designations, Preferences and Rights of Series CCC Preferred Stock of NDE Environmental Corporation

10.92 Proxy materials for August 2, 1994 annual meeting of the shareholders of NDE Environmental Corporation, including 1-for-10 Reverse Stock Split and Conversion of Series AAA Preferred Stock

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

10.93 Lease agreements dated December 10, 1993, April 1, 1994 and April 20, 1994 between the registrant and MV Wall Street, LTD.

10.94 Promissory note, dated as of January 17, 1995, between the Registrant and Proactive Partners, L.P.

10.95 Financing Agreement, dated as of March 27, 1995, between the registrant and Silicon Valley Financial Services.

10.96 First Amendment of "The Promissory Note dated January 17, 1995", Amendment dated April 30, 1995, between the registrant and the Proactive Partners L. P.

10.97 First Amendment of the Financing Agreement between the registrant and Silicon Valley Financial Services, dated June 20, 1995.

10.98 Notice of Conversion regarding Series AAA Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
         A. Daniel Sharplin, dated as of April 17, 1995.

10.99 Notice of Conversion regarding Series BBB Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
         A. Daniel Sharplin, dated as of April 17, 1995.

10.100 Notice of Conversion regarding Series CCC Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
         A. Daniel Sharplin, dated as of April 17, 1995.

(b) There were no reports filed on form 8-K for the quarter ended December 31, 1994.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NDE ENVIRONMENTAL CORPORATION
                                               (Registrant)


                                      /s/A. DANIEL SHARPLIN
Date:  August 11, 1995                ------------------------------------------
                                      A. Daniel Sharplin
                                      President and Chief Executive Officer


                                      /s/RICK J. HOPKINS
Date:  August 11, 1995                ------------------------------------------
                                      Rick J. Hopkins
                                      Vice President and Chief Financial Officer



                                    Page 24         25
                               INDEX TO EXHIBITS

Exhibit   Description
-------   -----------
10.97 First Amendment of the Financing Agreement between the registrant and Silicon Valley Financial Services, dated June 20, 1995.

10.98 Notice of Conversion regarding Series AAA Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
          A. Daniel Sharplin, dated as of April 17, 1995.

10.99 Notice of Conversion regarding Series BBB Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
          A. Daniel Sharplin, dated as of April 17, 1995.

10.100 Notice of Conversion regarding Series CCC Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and
          A. Daniel Sharplin, dated as of April 17, 1995.