Form 10QSB
period 1995-09-30
NDE ENVIRONMENTAL CORP
filed 1995-11-14
CIK 851476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

[  ]    Transition Report Under to Section 13 or 15(d) of the
        Exchange Act for the transition period from ___________ to ___________.

                         Commission File Number 1-10361

                         NDE ENVIRONMENTAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

                Delaware                          95-3634420
       (State of Incorporation)        (IRS Employer Identification No.)

                8906 Wall Street, Suite 306, Austin, Texas 78754
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code (512) 719-4633


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         YES  X       NO
                            ------      ------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS             OUTSTANDING AT NOVEMBER 8, 1995
                 -----             -------------------------------

                 Common                       2,273,420

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ------   ------
         This report consists of ______ sequentially numbered pages.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                           Page Number
       PART I             Financial Information

       ITEM 1             Financial Statements (Unaudited)..................................................

                          Condensed Consolidated Balance Sheet -
                          September 30, 1995 and December 31, 1994..........................................  3

                          Condensed Consolidated Statements of Operations -
                          Three Months Ended September 30, 1995 and 1994 ...................................  5

                          Condensed Consolidated Statements of Operations -
                          Nine Months Ended September 30, 1995 and 1994.....................................  6

                          Condensed Consolidated Statements of Cash Flows -
                          Nine Months Ended September 30, 1995 and 1994.....................................  7

                          Notes to Condensed Consolidated Financial Statements..............................  9

       ITEM 2             Management's Discussion and Analysis of Financial Condition and Results of
                          Operations........................................................................ 11

       PART II            Other Information

       ITEM 1             Legal Proceedings................................................................. 17

       ITEM 5             Other Information................................................................. 17

       ITEM 6             Exhibits and Reports on Form 8K.................................................. 18

                          Signatures....................................................................... 26

                NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                 September 30, 1995        December 31, 1994
                                                                 ------------------        -----------------
                                                                     (Unaudited)                (Note)
ASSETS
CURRENT ASSETS

    Cash                                                                $351,482                $244,491

    Trade accounts receivable, less allowance for
    doubtful accounts of $499,470 in 1995 and $425,077 in
    1994                                                               1,970,417               1,459,631

    Inventories                                                          179,236                 128,032

    Prepaid expenses and other current assets                            180,979                 408,136
                                                                     -----------             -----------
TOTAL CURRENT ASSETS                                                   2,682,114               2,240,290

EQUIPMENT AND IMPROVEMENTS, net of accumulated
   depreciation of $5,556,569 in 1995 and $4,680,964
   in 1994                                                             4,342,871               5,110,632

INTANGIBLE ASSETS

   Patents, net of accumulated amortization of
   $220,768 in 1995 and $186,947 in 1994                                 165,627                 199,448

   License, net of accumulated amortization of
   $197,831 in 1995 and $143,971 in 1994                                 729,286                 779,621

   Other Intangibles, net of accumulated amortization
   of $118,307 in 1995 and $82,411 in 1994                                55,104                  90,225

   Deposits and other assets                                              76,624                  50,983
                                                                     -----------             -----------
                                                                      $8,051,626              $8,471,199
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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       September 30, 1995       December 31, 1994
                                                                       ------------------       -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                      (Unaudited)                (Note)
CURRENT LIABILITIES

   Accounts payable                                                         $905,875                 $709,559

   Accrued liabilities                                                       708,295                  915,587

   Accrued payroll and payroll taxes                                         633,459                  521,489

    Current maturities of notes payable and
       long-term debt                                                      2,060,297                  530,807

    Current portion of capital lease obligation                               73,186                  100,321
                                                                       -------------            -------------
TOTAL CURRENT LIABILITIES                                                  4,381,112                2,777,763

LONG TERM DEBT (SEE NOTE 3)

    Notes payable and other long-term debt                                 3,342,930                4,301,589

    Other accrued liabilities                                                  8,550                   41,640
                                                                       -------------            -------------
TOTAL  LIABILITIES                                                         7,732,592                7,120,992
                                                                       -------------            -------------

STOCKHOLDERS' EQUITY  (SEE NOTE 2 )

    Series AAA Convertible Preferred Stock, $.0001  par
    value; authorized, 400 shares; issued and outstanding 1
    share at September 30, 1995, and 257.5 shares at
    December 31, 1994, stated at liquidation value of
    $5,000 per share.                                                          5,000                1,287,500

    Series BBB Convertible Preferred Stock, $.0001 par value;
    authorized, 253 shares; issued and outstanding 0 shares
    at September 30, 1995, 253 shares at December 31, 1994,
    100 shares stated at liquidation value of $5,000 per
    share, 153 shares stated at liquidation value of
    $7,516.34 per share.                                                           -                1,650,000


    Series CCC Convertible Preferred Stock, $.0001 par value;
    authorized, issued and outstanding 0 shares at
    September 30, 1995, 60 shares at December 31, 1994,
    stated at liquidation value of $5,000 per share.                               -                  300,000

    Series DDD Convertible Preferred Stock, $.0001 par value;
    authorized, 300 shares; issued and outstanding, 210.7
    shares at September 30, 1995; 0 shares at  December 31,
    1994, stated at liquidation value of $5,000 per share.                 1,053,410                        -

    Common stock, $.0001 par value; authorized, 10,000,000
    shares; issued and outstanding 2,273,420 shares at
    September 30, 1995, and 1,462,420 December 31, 1994.                         227                      146

     Additional paid-in capital                                           25,133,216               21,883,298
                                                                       -------------            -------------
     Accumulated deficit                                                 (25,872,819)             (23,770,737)
                                                                       -------------            -------------
TOTAL STOCKHOLDERS' EQUITY                                                   319,034                1,350,207
                                                                       -------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $8,051,626               $8,471,199
                                                                       =============            =============

Note:  See note at bottom of page 5.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                                                                 Three Months Ended
                                                                    ----------------------------------------------
                                                                    September 30, 1995          September 30, 1994
                                                                    ------------------          ------------------

 REVENUES - Testing services                                            $2,976,560                  $2,929,629
          - Other                                                          173,400

 COSTS AND EXPENSES

     Cost of sales and testing services                                  1,859,656                   1,679,207

     Selling, general and administrative                                 1,649,497                   1,542,780

     Provision for doubtful accounts                                        83,332                      71,443
                                                                      ------------                ------------
         TOTAL COSTS AND EXPENSES                                        3,592,485                   3,293,430
                                                                      ------------                ------------
 OPERATING LOSS                                                           (442,525)                  ($363,801)

 Other income (expense):

      Interest income                                                            0                         418

      Interest expense                                                    (206,881)                   (149,985)
                                                                      ------------                ------------
 NET LOSS                                                                ($649,406)                  ($513,368)
                                                                      ============                ============
 NET LOSS PER SHARE                                                         ($0.29)                     ($0.39)
                                                                      ============                ============
 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 (See Note 2 )                                                           2,273,420                   1,309,333
                                                                      ============                ============

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

                                                                               Nine Months Ended
                                                                  -----------------------------------------------
                                                                  September 30, 1995          September 30, 1994
                                                                  ------------------          ------------------
REVENUES - Testing services                                            $7,978,751                  $7,235,802
            Other                                                         257,510                      95,082

COSTS AND EXPENSES

    Cost of sales and testing services                                  5,153,481                   4,628,256

    Selling, general and administrative                                 4,373,181                   4,739,029

    Provision for doubtful accounts                                       198,665                     172,798
                                                                      -----------                ------------
        TOTAL COSTS AND EXPENSES                                        9,725,327                   9,540,083
                                                                      -----------                ------------
OPERATING LOSS                                                        ($1,489,066)                ($2,209,199)

Other income (expense):

     Interest income                                                          158                         880

     Interest expense                                                    (613,174)                   (364,660)
                                                                      -----------                ------------
NET LOSS                                                              ($2,102,082)                ($2,572,979)
                                                                      ===========                ============
NET LOSS PER SHARE                                                         ($1.11)                     ($2.05)
                                                                      ===========                ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
(See Note 2)                                                            1,898,651                   1,257,013
                                                                      ===========                ============


     See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Nine Months Ended
                                                           -----------------------------------------------
                                                           September 30, 1995          September 30, 1994
                                                           ------------------          ------------------
OPERATING ACTIVITIES

Net loss                                                     ($2,102,082)                ($2,572,979)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

     Depreciation                                              1,003,993                     990,179

     Amortization of discount on notes payable                   128,276                      67,606

     Amortization of intangibles                                 123,577                     218,529

     Provision for doubtful accounts                             204,556                     172,798
     Gain on sale of equipment                                  (182,231)                          -

CHANGES IN OPERATING ASSETS AND LIABILITIES:

     Trade receivables                                          (697,843)                   (684,088)

     Inventories                                                 (51,204)                     76,201

     Prepaid expenses                                            227,157                     102,708

     Deposits                                                    (25,641)                    (14,892)

     Accounts payable                                            196,316                      70,439

     Accrued liabilities                                         (19,607)                    (32,056)

     Accrued payroll and accrued payroll taxes                   111,970                     190,372
                                                           -------------               -------------
NET CASH USED IN OPERATING ACTIVITIES                         (1,082,763)                 (1,415,183)



    See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                       -----------------------------------------------
                                                       September 30, 1995          September 30, 1994
                                                       ------------------          ------------------
INVESTING ACTIVITIES

     Purchases of licenses                                    (4,300)                    ($32,169)

     Additions to equipment and improvements                (326,411)                    (287,166)

     Proceeds from sale of equipment                         272,410                            -
                                                          -----------                  -----------
     Net cash used in investing activities                   (58,301)                    (319,335)

FINANCING ACTIVITIES

     Proceeds from  Line of Credit                         1,055,210                      581,852

     Principal payments under note and
     capital lease payable                                  (628,770)                    (192,105)

     Proceeds from issuance of Preferred                     250,000                      300,000
     Stock
                                                                   -                      750,000
     Proceeds from Term Loan

     Proceeds from issuance of notes payable                 571,615                            -
                                                         -----------                  -----------
     Net cash provided by financing
     activities                                            1,248,055                    1,439,747

         NET (INCREASE) IN CASH                              106,991                     (294,771)

         CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                 244,491                      295,077
                                                         -----------                  -----------
         CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                             $351,482                         $306
                                                         ===========                  ============
     Supplemental disclosure of cash flow
     information:

     Cash paid during the period for:

     Interest                                               $422,044                      $61,665
                                                         ===========                  ============
     Income taxes                                                 --                           --
                                                         ===========                  ============

     See accompanying notes to condensed consolidated financial statemetns.

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

        In the opinion of management, the accompanying unaudited financial statements for the nine months ended September 30, 1995 and 1994 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1995 and 1994 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended.

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

        In May 1995, 253 shares of the Series AAA Convertible Preferred Stock with a liquidation value of $1,260,000 were converted into an aggregate of 504,000 shares of Common Stock at a price per share of $2.50. In September 1994 and January 1995, a total of 119 shares of Series AAA Preferred Stock with liquidation value totaling $595,000 had been converted into a total of 238,000 shares of Common Stock at a price per share of $2.50. At September 30, 1995 there remains outstanding 1 share of Series AAA Preferred Stock with a liquidation value of $5,000.

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

NOTE 3:     Debt

Financing Agreement

In September 1993, the Company entered into a Loan and Security Agreement (the "Prior Agreement") with Silicon Valley Bank ("SVB") for borrowings up to a maximum of $750,000. In 1994, the Company amended this agreement to increase the maximum borrowings to $1,500,000 and to extend the expiration date to May 5, 1995. As of March 27, 1995, the Company entered into a new financing agreement (the "Financing Agreement") with SVB that provided a line of credit up to $1,000,000 based on eligible accounts receivable balances, as defined, not to exceed 80% of gross receivable balances. The Financing Agreement expires on April 30, 1996. Advances under the Financing Agreement originally accrued interest at 1.75% per month, plus an administrative fee of 0.5% per month. A reduction in rate to 1.5% per month became effective July 19, 1995. The administrative fee remains .50% per month. The initial advance under the Financing Agreement was received in April 1995, and was used to pay off other outstanding debt. All borrowings under the Financing Agreement are due upon demand. On June 20, 1995, the borrowing limit under the Financing Agreement was increased from $1,000,000 to $1,500,000. The Financing Agreement expires in March 1996.

        In addition, SVB provides the Company with a $750,000 term loan (the "Term Loan"). The Term Loan bears interest at SVB's prime rate. The principal balance will be payable in full June 30, 1997 with payment guaranteed by Proactive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OPERATIONS

Results of Operations

        The Company had a net loss of $649,407 for the three months ended September 30, 1995, compared to a net loss of $513,368 for the three months ended September 30, 1994. The Company had a net loss of $2,102,082 for the nine months ended September 30, 1995, compared to $2,572,979 for the nine months ended September 30, 1994. An explanation of the variances between periods for each of the major categories follows.

                NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Continued:

        The following table reflects the percentage relationship to net sales of certain items included in the company's statement of operations for the three and nine month periods ended September 30, 1995 and 1994.

                                                                      3 Months Ended
                                                      ----------------------------------------------
                                                      September 30, 1995         September 30, 1994
                                                      ------------------         ------------------
        Revenues                                            100%                        100%

        Costs and Expenses

             Cost of Sales and Testing                       59%                         57%

             Selling, General and  Administrative            52%                         53%

             Provision for Doubtful Accounts                  3%                          2%

             Interest Expense                                 7%                          6%
                                                        -------                     -------
             Total Costs and Expenses                       121%                        118%
                                                        -------                     -------
        Net Loss                                            (21%)                       (18%)
                                                        =======                     =======

                                                                     9 Months Ended
                                                      ----------------------------------------------
                                                      September 30, 1995         September 30, 1994
                                                      ------------------         ------------------
        Revenues                                            100%                        100%

        Costs and Expenses

             Cost of Sales and Testing                       63%                         63%

             Selling, General and Administrative            53%                         65%

             Provision for Doubtful Accounts                  2%                          2%

             Interest Expense                                 7%                          5%
                                                        -------                     -------
             Total Costs and Expenses                       125%                        135%
                                                        -------                     -------
        Net Loss                                            (25%)                       (35%)
                                                        =======                     =======

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

        Revenues for the three months ended September 30, 1995 were $3,149,960, an increase of $220,331, or 8%, compared to the three months ended September 30, 1994. Revenues for the nine months ended September 30, 1995 were $8,236,261, an increase of $905,377, or 12%, compared to the nine months ended September 30,
1994.   Average revenue per van day (revenue from domestic UST testing and tank management divided by van days worked) decreased from approximately $1,054 for the three months ended September 30, 1994 to $1,050 for the three months ended September 30, 1995. Average revenue per van day was $1,033 for the nine months ended September 30, 1995, a decrease of 4% from the approximately $1,076 achieved for the nine months ended September 30, 1994. Total volume increased by 12%, from 2,456 van days worked in the third quarter of 1994 to 2,744 in the third quarter of 1995. Total volume increased by 20% to 7,377 during the nine months ended September 30, 1995 from approximately 6,142 van days for the nine months ended September 30, 1994.

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

        In July, the Company completed a transaction with a licensee in Malaysia whereby the Company sold probes and related test equipment for a purchase price of approximately $173,000. The Company will also receive a processing fee on an ongoing basis for test review and technical support services.

Cost of Sales and Testing Services

        Cost of sales and testing services for the three months ended September 30, 1995 was $1,859,656 (59% of revenue), an increase of $180,449, or 10%, compared to $1,679,207 (57% of revenue), for the three months ended September 30, 1994. Cost of sales and testing services for the nine months ended September 30, 1995 was $5,153,481 (63% of revenue), an increase of $525,225 or 11%, compared to $4,628,256 (63% of revenue) for the nine months ended September 30, 1994. The increase in cost of sales was due primarily to the increase in the number of van days sold. The increase in the cost of sales as a percent of revenue was due to a decrease in pricing. The gross margin was $1,290,304 (41% of revenue) for the three months ended September 30, 1995, compared to $1,250,422 (43% of revenue) the three months ended September 30, 1994.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of  Sales and  Testing Services - Continued

The gross margin was $3,082,780 (37% of revenue) for the nine months ended September 30, 1995, compared to $2,702,628 for the nine months ended September 30, 1994 (37% of revenue). The decreased margins were due to decreased pricing.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 1995 was $1,649,497 (52% of revenue), an increase of $106,717 or 7%, compared to the three months ended September 30, 1994. Selling, general and administrative expense for the nine months ended September 30, 1995 was, $4,373,181 (53% of revenue), a decrease of $365,848 or 8% compared to the nine months ended September 30, 1994. The increase for the quarter was due to an assessment from the Internal Revenue Service for payroll taxes relating to 1991 in the amount of approximately $190,000. The improvement for the nine months ending September 30, 1995 was due to the Company's assimilation of the GB ESD fleet of 31 vehicles with the addition of only two non-field personnel and to the implementation of more effective cost controls.

Provision for Doubtful Accounts

        The provision for doubtful accounts for the three months ended September 30, 1995 was $83,332, or 3% of sales, an increase of $11,889 compared to $71,443 for the three months ended September 30, 1994, which was 2% of sales. The provision for doubtful accounts for the nine months ended September 30, 1995 was $198,665 (2% of sales), an increase of $25,867 compared to the nine months ended September 30, 1994. The increase was due to an increase in sales.

Interest Expense

        Interest expense for the three months ended September 30, 1995 was $206,881, an increase of $56,896, or 38%, compared to the three months ended September 30, 1994. Interest expense for the nine months ended September 30, 1995 was $613,714, an increase of $248,514, or 68%, compared to the nine months ended September 30, 1994. The increase in interest expense was attributable to the interest expense associated with increased borrowing under the Financing Agreement with SVB, and notes issued in connection with the acquisition of GB ESD.

Write-off of Goodwill

        During 1994, the Company wrote-off goodwill of $2,562,000 related to the acquisition of certain of the tank testing assets of Kaneb Metering Corporation in April, 1991. Accordingly, there was no amortization expense associated with the write-off of goodwill for the three or nine months ended September 30, 1995.

                NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Write-off of Goodwill - Continued

For the three and nine month periods ended September 30, 1994, amortization expense associated with the write-off of goodwill amounted to $56,925 and $170,775, respectively.

Payroll Tax Assessment

During the quarter the Company was notified by the Internal Revenue Service that payroll taxes were refunded in error in 1992. During the current quarter the Company established an accrued liability of $190,000 in recognition of this liability.

Net Loss

        For the three months ended September 30, 1995, the Company incurred a net loss of $649,406, an increase of $136,038 or 26% compared to the net loss of $513,368 for the three months ended September 30, 1994. For the nine months ended September 30, 1995, the Company incurred a net loss of $2,102,082, a decrease of $470,897 or 18%, compared to the net loss of $2,572,979 for the nine months ended September 30, 1994. The decrease in the loss for the nine months ended September 30, 1995 was due to increased volume coupled with better cost controls, particularly in the Selling, General and Administrative expenses.

Liquidity and Capital Resources

         At September 30, 1995, the Company had a working capital deficit of $1,698,998 compared to $537,473 at December 31, 1994. The increase of $1,161,525 comprises primarily an increase in the amount borrowed from SVB under the Financing Agreement of approximately $1,055,000. The working capital deficit decreased by $376,356 from the quarter ended June 30, 1995 primarily due to the extension of the due date of the $750,000 Term Loan from April 1996 to June 1997.

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

                NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

At September 30, 1995, the Company had outstanding long-term debt (including current maturities) of $5,476,413, compared to $4,932,717 at December 31, 1994. At September 30, 1995, the Company had promissory notes payable in the amount of $467,365 to principal stockholder JLR and to Spears, Benzak, Soloman and Farrell ("SBSF") due in five equal annual installments from 1996 through 2000. Interest on the notes accrues at 8% per annum, and is payable quarterly. The Company also had outstanding notes payable of approximately $127,000 to Ford Motor Credit and $68,000 to Enterprise Leasing Corporation at September 30, 1995. The principal on these notes is payable monthly through 1998 and 1997 respectively. Also at September 30, 1995, the Company had notes payable to the former owners of Proeco, Inc. Two notes totaling $80,920 are payable in two equal installments of $40,460, due in January 1996 and 1997, plus interest at the rate of 7.5%; and notes totaling $385,714 are payable in six equal installments of $64,286, due in January 1996 through 2001, also plus interest at the rate of 7.5%.

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

         At September 30, 1995, the Company has $2,133,483 of debt that matures within the next twelve months, including the approximately $1,485,000 in the SVB financing agreement. Management of the Company expects that cash in addition to Proactive's commitment to purchase an additional $250,000 worth of Series DDD Preferred Stock may be required to fund the operations of the Company. Although management of the Company is devoting substantial effort to the pursuit of funding sources, there is no assurance that such efforts will continue to be successful.

                NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

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

PART II  OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

        In February 1995, U.S. Test, Inc. brought suit against NDE Environmental Corporation in the United States Federal District Court, Western District of Louisiana. The lawsuit is for a declaratory judgment that certain patents owned by NDE are invalid, unenforceable and/or that certain U.S. Test tank testing systems do not infringe such patents. The relief U.S. Test is seeking includes a final determination on the above issues, a preliminary injunction regarding actions taken by NDE and attorneys' fees and costs. In May, 1995 NDE filed a counterclaim alleging that (1) the NDE patents are valid and enforceable, (2) the U.S. Test tank testing systems are infringing upon such patents, and (3) NDE is owed damages for such infringement. The amount of damages owed by U.S. Test, if any, has not been specifically alleged. The patents at issue were transferred from Gilbarco, Inc. in the 1994 acquisition by NDE of Gilbarco's Environmental Services Division. The parties have entered into a joint scheduling order providing for a trial in 1996. There have been no dispositive rulings to date.

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         OTHER INFORMATION (CONTINUED)

ITEM 5:  OTHER INFORMATION - CONTINUED

NASDAQ Delisting

         In July 1995, the Company was delisted from the NASDAQ Small-Cap Market for failure to meet listing requirements. These requirements include (1) maintenance of a minimum bid price of $1.00 for 10 consecutive trading days, or
(2) maintenance of a minimum capital and surplus of $2,000,000. The Company now trades on the OTC Bulletin Board; the trading symbol remains NDEC. The Company expects to reapply for listing when it returns to the level of eligibility.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated herein by reference:

 No.         Exhibit
------       -------

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

10.59 Series AAA and BBB Preferred Stock and Secured Convertible Note Purchase Agreement (the "Purchase Agreement"), dated as of May 26, 1992, among the Registrant, its subsidiary, JLR Holdings, Inc. ("JLR"), Spears Benzak Salomon & Farrell ("SBSF"), Proactive Partners, L.P. ("Proactive"), Lagunitas Partners, L.P. ("Lagunitas"), and other purchasers of the Initial Convertible Secured Notes issued by the Registrant pursuant to the Purchase Agreement (the "Purchasers"); and the Approval and Addendum, dated as of June 22, 1992, among the Registrant, and other Purchasers represented by it, Proactive, Lagunitas, JLR, Josephthal Lyon & Ross Incorporated ("Josephthal"), John R. Mastandrea, Kaneb Services, Inc. ("KSI"), and Kaneb Metering Corporation ("KMC"); together with the following exhibits to that Purchase Agreement (incorporated by reference from Exhibit to the Registrants current report on Form 8-K filed July 17, 1992, the ("July 1992 8-K")).

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

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


Exhibit 21

SUBSIDIARIES OF REGISTRANT

        NDE Testing & Equipment, Inc., a Florida corporation, incorporated on December 23, 1987, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Testing & Equipment, Inc.

        NDE Environmental Canada Corporation was incorporated on May 21, 1993 under the Business Corporations Act of Alberta, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Environmental Canada Corporation.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

Subsidiaries Of Registrant - Continued

        ProEco, Inc., a Delaware corporation, incorporated as Tank Testing International, Inc. on March 19, 1990, changed its name to ProEco, Inc. on July 26, 1991, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name ProEco, Inc.

        EcoAm, Inc., a Florida corporation, incorporated on July 15, 1991, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name EcoAm, Inc.

        ProEco, Ltd., a United Kingdom corporation, incorporated in October 16, 1992, as EcoAm, Ltd., is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name ProEco, Ltd.


Exhibit 27

FINANCIAL DATA SCHEDULE

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


                                      NDE ENVIRONMENTAL CORPORATION
                                             (Registrant)


Date: November 14, 1995
                                      -----------------------------------------
                                      A. Daniel Sharplin
                                      President and Chief Executive Officer





Date: November 14, 1995
                                      -----------------------------------------
                                      Rick J. Hopkins
                                      Vice President and Chief Financial Officer

                              Index to Exhibits

Exhibit 27      Financial Data Schedule Ended September 30, 1995.