Form 10KSB/A
period 1995-12-31
NDE ENVIRONMENTAL CORP
filed 1996-04-30
CIK 851476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC.  2054/9

                                AMENDMENT NO. 1

                                      to

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to ________________

Commission File Number: 1-10361

                         NDE ENVIRONMENTAL CORPORATION
                 (Name of small business issuer in its charter)

State or other jurisdiction of                    (IRS Employer
incorporation or organization:  Delaware          Identification No.) 95-3634420
                                --------                              ----------

Address of principal executive offices:           8906 Wall Street, Suite 306
                                                  ---------------------------
                                                  Austin, Texas  78754
                                                  --------------------

Issuer's telephone number, including area code:  (512)719-4633
                                                 -------------

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:     None
Name of each exchange on which registered:      None.

Securities registered pursuant to Section 12(g) of the Act:          None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1995 were
$11,347,591

The aggregate market value of voting stock held by non-affiliates of the Issuer as of April 10, 1996 was approximately $139,222.

As of April 10, 1996, there were 7,978,610 outstanding or subscribed shares of Common Stock, $.0001 par value, of the Issuer.

       DOCUMENTS INCORPORATED BY REFERENCE:  None.

This report consist of 82 sequential numbered pages. The exhibits index appears on sequentially numbered page 60.

                         NDE ENVIRONMENTAL CORPORATION
                       1995 ANNUAL REPORT ON FORM 10-KSB


                               Table of Contents


                                                                                  Page
                                                                                  ----
PART  I

Item 1.      Description of Business                                                1
Item 2.      Description of Property                                                8
Item 3.      Legal Proceedings                                                      9
Item 4.      Submission of Matters to a Vote of Security Holders                    9

PART  II

Item 5.      Market for Common Equity and Related Stockholder Matters              10
Item 6.      Management's Discussion and Analysis or Plan of Operation             11
Item 7.      Financial Statements                                                  16
Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                              17


PART  III

Item  9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                     17
Item 10.     Executive Compensation                                                18
Item 11.     Security Ownership of Certain Beneficial Owners and Management        22
Item 12.     Certain Relationships and Related Transactions                        24
Item 13.     Exhibits, List and Reports on Form 8-K                                27


Signatures                                                                         32

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         NDE Environmental Corporation (the "Company" or "NDE") was incorporated in Delaware in 1988. The Company's wholly-owned subsidiaries include NDE Testing & Equipment Inc., d/b/a NDE Environmental Corporation, NDE Canada, Corporation. ("NDE Canada"), and ProEco, Inc. ("ProEco"), EcoAm, Inc. and ProEco, Ltd. ("ProEco Ltd."). Through its nationwide infrastructure and international licensees, the Company provides environmental compliance, information, and management services to owners and operators of underground storage tanks ("USTs"). The Company has three principal lines of business:

    o    Domestic Field Services
    o    Domestic Compliance Management Services
    o    International UST Testing


MERGERS AND ACQUISITIONS

         In March, 1990, the Company acquired Pan American Environmental Services, Inc. ("PAES"). PAES was the Company's major licensee and operated 14 vehicles primarily in the Eastern United States.

         On April 1, 1991, the Company acquired the principal tank testing assets of Kaneb Metering Corporation ("Kaneb"). The Kaneb assets included 32 testing vehicles, customer lists, and technology for detecting leaks in the space above a UST's liquid level.

         On January 8, 1993, the Company acquired the principal assets of the domestic UST testing business of ProEco. The ProEco assets included (1) 17 fully equipped tank testing vehicles, (2) 80 robotic tank testing probes, as well as ancillary equipment and customer lists; (3) an exclusive license to utilize the Sure Test system in the United States and Puerto Rico, and (4) covenants not to compete in the United States and Puerto Rico from ProEco, ProEco's affiliate EcoAm, Inc., and ProEco's stockholders.

         In October 1993, the Company formed a subsidiary in Canada, NDE Canada, in an effort to expand it's business into international markets.

         On December 11, 1993, the Company purchased all of the outstanding stock of ProEco and its affiliates, EcoAm, Inc. and ProEco, Ltd. ProEco has two service agreements, with service providers located in Mexico and Brazil. ProEco, Ltd. (a United Kingdom corporation) has service agreements with seven service providers located throughout the European economic community.

         On April 11, 1994, the Company acquired the principal assets of the Environmental Services Division of Gilbarco, Inc. ("GB ESD"), a division engaged in testing USTs. The Company acquired 31 fully-equipped tank testing vehicles, related tank testing equipment, certain ancillary equipment and intangible assets, including systems approvals, intellectual property rights, customer information, and supplier and distributor information.

LINES OF BUSINESS

         The Company's Field Services division provides precision testing, Stage II testing, specialty testing and other value added services through approximately 70 company owned and operated service vehicles across the United States.

         The Company's principal field service is the precision testing of petroleum UST's. The Company provides domestic UST related services, and its primary service is called tank tightness testing, tank integrity testing, or precision testing. This service examines UST's and associated piping to determine whether or not they are leaking. In general, UST testing has the following characteristics:

    o    it is a periodic test.
    o the test systems are mobile and moved between locations by van, truck, or trailer.
    o the tank must be shut down, from four to 24 hours, while testing (i.e., no deliveries or dispensing of product).
    o the test is precise -- capable of reliably detecting leaks smaller than 0.1 gallons per hour.

         Tank owners or operators require testing in the following circumstances:

    o    to comply with regulations.
    o    to certify the system as tight after work is performed on the system.
    o    to investigate inventory discrepancies.
    o to satisfy environmental liability concerns regarding property transfers.
    o to investigate the site in response to some evidence of local pollution/fire hazard.


         NDE utilizes its UST Testing personnel and assets to provide "Stage II Testing" services to its domestic customers. The Clean Air Act requires that Stage II vapor recovery systems be installed in ozone non-attainment areas designated by the Environmental Protection Agency ("EPA") which are mostly large metropolitan areas. Stage II vapor recovery equipment collects vapor emissions (which contribute to ozone pollution) from the fill pipe of a car's gasoline tank during refueling and returns them to the UST. These systems must be tested to ensure functionality.

         NDE maintains a "Specialty Testing" unit which provides pipeline and container leak detection services. Currently, Specialty Testing operates two trucks, one equipped to perform hydrostatic pipeline testing and one equipped to perform acoustic pipeline testing and large storage tank testing.

         The Company uses seven proprietary systems to provide domestic UST testing services. All systems have been certified by independent laboratories as meeting EPA standards for UST testing systems.

         Field service revenue approximated $10,350,000 in 1995.

         Since 1993, the Company has provided certain "Compliance Management Services" to its domestic customer base; compliance management refers to the provision of services required to achieve the following objectives

    o    get the UST system in compliance with regulations
    o    keep the UST system in compliance with regulations
    o    coordinate the provision of services and installation of products
    o manage the liabilities associated with the operation of USTs and storage of hazardous material
    o    manage the tank owner's relationships with regulatory agencies

         Prior to 1995, the Company provided compliance management services primarily to differentiate its core business; inclusion of CMS services enabled NDE to charge premium prices for its core UST services.

         In 1995, the Company established its Compliance Management Services ("CMS") division to provide a turn-key compliance management service to certain domestic customers on an outsourced basis. The Company's CMS division provides administrative, managerial, technical, data processing, and regulatory liaison services to tank owners. Such services include:

    o    acquisition and maintenance of operating and regulatory permits
    o    environmental incident response, reporting and management
    o    environmental notice of violation resolution
    o    hazwaste manifest tracking
    o    SARA III/community right-to-know reporting
    o    construction/maintenance/testing contractor oversight
    o    management reporting/capital budgeting

         At December 31, 1995 the Company's CMS division was managing the environmental compliance for approximately 10,000 tanks in the United States.

         1995 compliance management revenues approximated $600,000.

         In 1995, NDE made the decision to phase out its operations in Canada. NDE has instead entered into a licensing agreement similar to those in its other international markets for the western part of Canada and is currently trying to secure a licensee for the eastern part of Canada. Canadian revenues were approximately $130,000 (USD) in 1995 compared to approximately $400,000 in 1994.

         Through its wholly owned subsidiaries, ProEco, Inc., and ProEco, Ltd., NDE licenses its Sure-Test technology to foreign service providers in the United Kingdom, Ireland, France, Spain, Portugal, Italy, Brazil, and Mexico. Service providers receive a license for a specific country and purchase or lease equipment from NDE; NDE reviews the data, issues the test report, provides technical support, and receives processing fees on each test. Data analysis revenues for 1995 were approximately $260,000.

DISTRIBUTION

         The Company distributes services to its North American customers through fourteen service centers called Customer Service Teams ("CSTs"). CSTs are semi-autonomous small business units which confine their activities to a limited geographical area and are composed of the following:

    o    One Customer Service Representative ("CSR")
    o    Two to eight field service crews/vehicles

CST responsibilities include:

    o    Most sales/service activities within a territory
    o    Most communication with customer regarding NDE relationship
    o    Management of inventory (van-days)
    o    Scheduling of services
    o    Provision of services
    o    Follow-up with customer and NDE "back-room" operations
    o    Quality control of testing, reporting, and invoicing
    o    Monitoring of environmental regulations
    o    Management of local contractors
    o    Liaison for customer with regulatory agencies

         By utilizing the CST approach, NDE is responsive to customers' needs and operates with a high degree of efficiency. Scheduling is restricted to a small geographic area. Field morale is higher, as technicians spend fewer nights away from home. Most importantly, the CST distribution system simplifies the customers' contact with the Company, and lowers cost to the customers.

INFORMATION SYSTEMS AND PRODUCTS

         NDE has developed proprietary information systems named NDEOE and USTLine. NDEOE is the Company's integrated computer and MIS system, where USTLine is an information management product offered to customers that link them to the NDEOE system. NDEOE and USTLine are the trade names for a group of information products that facilitate the environmental compliance of UST installations. NDEOE and USTLine were developed in response to the burdensome (and growing) information management challenges facing tank owners as they attempt to comply with myriad complex and, oftentimes, conflicting compliance requirements.

NDEOE and USTLine consist of the following:

    o A wide area network (WAN) digitally linking all NDE employees to customers.
    o A local area network (LAN) operating at NDE's corporate headquarters in Austin, Texas.
    o Proprietary database management software with specialized management reports, regulatory information, analysis tools, and translation programs.
    o    An integrated electronic-mail system.
    o Customized communication software to ensure the rapid and accurate transmission of data across the WAN and LAN.
    o Assorted computers, modems, scanners, digital cameras, printers, and electronic data storage devices.

The systems add value for UST owners in the following ways:

    o Increased responsiveness through real-time access to test results, site surveys, and testing schedules.
    o Increased efficiency and speed through computerized storage, filing, sorting, and data retrieval.
    o Lower costs resulting from diminished paper processing and archival requirements.
    o    Enhanced communication between customers and NDE through integrated
         E-Mail.
    o Increased efficiency in planning, budgeting, and scheduling due to the integrated data-base management tools.
    o Decreased administrative burdens resulting from re-keying relevant data; the USTLine database system will export to virtually any hardware platform and/or software program.
    o More efficient response in the face of emergencies (e.g., earthquakes); the USTLine system can sort the data by proximity to a particular landmark and site characteristics in just a few minutes.

                 NDE installed the first USTLine system in a customer's office in March 1994. Since that time NDE has installed approximately 30 systems at customers facilities.

                 NDE's database management system features the flexibility necessary to efficiently build a bank of information obtained from a variety of sources. For example, information regarding ground water level might best be obtained by NDE's technician while visiting the site, while regulatory information would be maintained on an associated database by NDE regulatory affairs personnel and tied to a particular site location via zip codes. Customer-specific information could either be entered by the customer via USTLine or supplied to NDE personnel on either disk or in hard copy.

         Master databases are centrally managed at NDE's Austin headquarters. Customized reports are generated which meet the needs of each particular client or regulator. The NDE database management systems have the built-in flexibility required to generate specific report formats based on the needs of the individual customer.

         Reports can be faxed or hard copies printed and mailed to the customer and/or regulatory agency; or the customer may utilize NDE's USTLine service which provides him with instant access to up-to-date information regarding all of his sites. USTLine also allows the customer to print reports in his office whenever he requires a hard copy.

COMPETITION

         The Company's primary business, domestic UST testing, is marked by rapid technological change, fragmented competition, and declining total demand. (See Government Regulation section, which follows.)

         The primary demand for the Company's UST testing services is from tank owners who are continuing to operate UST's which were installed prior to 1988 and have not been upgraded to meet the 1998 requirements. Numerous tank owners have elected to close their UST's, and other tank owners are upgrading their UST systems prior to the 1998 deadline. It is anticipated that the upgrade and closure trends will intensify as the 1998 deadline approaches. These trends reduce overall demand and thereby increase the competitive nature of the testing business. Though the Company has only one primary competitor on a nationwide scale -- Tanknology International, Inc. -- the market for the Company's UST testing services has become saturated by the introduction of inexpensive technology available to smaller local testing companies. These smaller testing companies normally service local or regional customers. Also, there are substitutes for the Company's testing services. Pricing declined by approximately 30% during 1994 as a result of the above factors. In the future, competitors may refine existing technologies or develop new systems that render the Company's technology obsolete or less competitive. There can be no assurance that the Company will be able to compete successfully.

SUPPLIERS

         The Company does not depend upon any single supplier for spare parts for any of its technologies, and all repair, diagnostic, and maintenance functions are performed in-house.

MAJOR CUSTOMERS

         The Company provides UST services to oil companies, convenience store operators, independently owned gasoline retailers, trucking companies, manufacturing concerns, military facilities, government facilities, and other operators of UST's. However, since 1992, the Company has focused primarily on large oil companies, which currently provide over 60% of the Company's revenues. In 1995, Mobil Oil and Shell Oil accounted for approximately 13% and 10% of the Company's 1995 revenues respectively. In addition to Mobil and Shell, the company's customers include Exxon, Chevron, Texaco, and UNOCAL.

PATENTS

         Primarily through acquisitions, NDE owns or has rights to enforce through licensing agreements and 15 patents. These patents focus on UST testing, leak detection systems, and tank construction. NDE has expended considerable effort to catalog these materials and commence a systematic effort to identify potential infringers, and is currently working with its counsel to pursue infringers. A list of NDE's patents follows.

- --------------------------------------------------------------------------------
Expiration          Patent            Topic
- --------------------------------------------------------------------------------
Sept 1999           4,404,842         Product line leak detection apparatus
- --------------------------------------------------------------------------------
Feb  2006           4,817,415         Product line leak detection apparatus
- --------------------------------------------------------------------------------
June 2005           4,748,846         Ultrasonic tank gauging apparatus
- --------------------------------------------------------------------------------
Feb  2006           4,805,453         Ultrasonic tank gauging method
- --------------------------------------------------------------------------------
Feb  1997           4,186,591         Precision tank test apparatus
- --------------------------------------------------------------------------------
Aug  2008           4,281,534         Mass measurement tank gauging apparatus
- --------------------------------------------------------------------------------
May  2002           4,300,388         Improvements of 4,281,534
- --------------------------------------------------------------------------------
Dec  1999           4,362,403         Temperature and level tank test
- --------------------------------------------------------------------------------
June 2000           4,386,525         Improvements to 4,186,591
- --------------------------------------------------------------------------------
July 2006           4,850,223         Infrared tank testing apparatus
- --------------------------------------------------------------------------------
July 2006           4,852,054         VPLT precision testing apparatus
- --------------------------------------------------------------------------------
Apr  2007           5,107,699         Area converter apparatus
- --------------------------------------------------------------------------------
Feb  1995           4,073,193         Transducer-based measuring apparatus
- --------------------------------------------------------------------------------
June 2003           4,592,386         Tank overfill protection apparatus
- --------------------------------------------------------------------------------
Mar  2004           4,651,893         Double-wall tank apparatus
- --------------------------------------------------------------------------------

         There can be no assurance that any of the above patents will be enforceable or will provide the Company any competitive advantage.

GOVERNMENT REGULATIONS

         In response to concerns about ground water contamination, Congress included UST amendments in the 1984 Resource Conservation and Recovery Act ("RCRA") regarding authorization. The RCRA amendments lead to Federal UST regulations that went into effect in late 1988.

         The 1988 federal regulations required that test methods be able to detect a 0.10-gallon-per-hour leak with at least a 95% probability of detection and no more than a 5% probability of false alarm. This represented what the EPA believed to be the best demonstrated available technology.

         EPA regulations provide that all owners and operators of USTs installed prior to December 22, 1988 must comply with leak detection requirements. The regulations further provide that owners and/or operators of UST's must conduct leak detection testing through the use of one of the following procedures:

   (i) monthly monitoring, which requires the installation of continuous monitoring equipment;
   (ii)  monthly inventory control and annual tank tightness testing; or
   (iii) monthly inventory control and tank tightness testing once every five years (this alternative is available only for UST's that have added corrosion protection and overflow spill protection).

         Tanks installed after December 22, 1988 must have monthly monitoring or monthly inventory control and tank tightness testing once every five years. After December 1, 1998, all UST's must be upgraded to have corrosion protection, overflow spill protection and continuous monitoring.

         EPA regulations now require all tank testing methods to be able to detect a leak as small as 0.1 gallon per hour, with at least a 95% probability of detection and no more than a 5% probability of incorrectly indicating a leak. Tests conducted by independent laboratories indicate that all of the Company's technologies meet these EPA requirements. The Alert technology was last certified by an independent laboratory on February 28, 1994; the Suretest, on September 9, 1994; and the VPLT on March 30, 1993.

         Some state and local jurisdictions have adopted regulations regarding testing of UST's which are stricter than EPA regulations. The failure of the Company's testing systems to comply with any such current or future regulations or the failure of the Company to obtain any necessary certifications could have a material adverse impact on the revenues and the operating results of the Company. The Company believes it is in full compliance with all existing regulations which could have a material impact on the operating results of the Company. In a number of states, authorities have not actively enforced current regulations for testing UST's, and a number of states have not yet adopted regulations that are in accordance with EPA guidelines.

         Because the Company's business is largely driven by government regulations, the failure of such states to adopt or enforce effective UST testing regulations is believed to adversely affect the Company's business.

RESEARCH AND DEVELOPMENT

         The company incurred no significant expenses for research and development during 1994 and 1995.

INSURANCE

         The Company's testing activities, consistent with the industry, present risks of substantial liability. Spills of petroleum products and hazardous substances, or the creation or exacerbation of a contamination problem through errors or omissions in tank testing, could result in substantial liability under federal and state anti-pollution statutes and regulations or from tort claims by those suffering personal injury or property damage as a result of such contamination. In addition, many of the Company's tank testing services involve UST's containing volatile substances such as gasoline. The Company or its former licensees could be held liable for damage to persons or property caused by any resulting fire or explosion.

         The Company carries comprehensive general liability and pollution insurance of up to $1,000,000 per occurrence; product liability insurance of up to $1,000,000; and professional liability insurance of up to $2,000,000. The Company's insurance for multiple claims is limited to $1,000,000 annually. The Company's claims history as paid by its insurance carrier is as follows over the past three years: during 1993 $1,400; in 1994, $0; and in 1995, $0. These amounts are in addition to the Company's deductible amount of $10,000 per occurrence. During 1995, the Company's deductibles were raised to $50,000 for Pollution and Professional Liability. There currently are four pollution/professional liability claims pending with the Company's insurance carrier. It is not possible at this point to estimate the amount of the probably settlement of these claims. In addition, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

PERSONNEL

         As December 31, 1995, the Company employed approximately 122 people:
72 test technicians, 13 CSR's, 3 regional sales managers ("RSMs"), 2 international, 3 electronic technicians and 29 central office personnel. None of the Company's personnel are represented by a labor union. The Company believes its employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         During 1994, The Company moved its headquarters from its leased facility in Torrance, California to Austin, Texas. The Torrance facility, which is in excellent condition, has been leased through October 1996. The Company has subleased the property through this same date. The subleases, to two separate tenants, are for amounts totaling approximately 76% of the Company's master lease cost. Although the sublease agreements have been approved by the landlord, they do not release the Company of its obligations under the master lease. Management believes that losses on sublease rentals have been adequately accrued in the financial statements of the Company.

         In December, 1993, the Company entered into a one year lease agreement beginning January 1, 1994 for 2,000 square feet of office and warehouse facilities in Austin, Texas. This lease was amended in May 1994 to extend this agreement through April 30, 1999 and added an additional 6,000 square feet of space.

         The Company also leases a sales office of approximately 500 square feet in Redondo Beach, California. The monthly expense is $560. This lease expires in May 1996 and is expected to be renewed.

ITEM 3.  LEGAL PROCEEDINGS

         In August, 1994 the Company was sued in the Superior Court of California by Protank, Inc., a company owned and controlled by John R. Mastandrea, NDE's founder and former chairman. Protank, Inc.'s complaint alleged breach of contract and intentional misrepresentation regarding NDE's performance under a license arrangement in Southern California. The complaint sought specific performance of the license, injunctive relief, declamatory relief, and money damages in excess of $1,000,000.

           Effective November 30, 1995, the Company entered into a binding settlement agreement with Protank, the primary terms of which are:

         1.) The Company agreed to pay to Protank the sum of $92,500 as follows: $40,000 on or before January 31, 1996; $20,000 on June 1, 1996; $20,000 on December 1, 1996; and $12,500 on June 1, 1997.
             At April 8, 1996, the Company has complied with this schedule.

         2.) The Company will waive all royalties due from Protank.

         3.) On or before January 31, 1996, the Company will deliver to Protank
             3 VPLT testing systems and 4 ullage testing systems. The book value of these systems is approximately $82,000. This equipment was shipped in February 1996.

         4.) The Company will transfer to Protank 20,000 shares of NDE common stock. These shares were transferred in February 1996.

         The parties also agreed to binding arbitration proceedings in the event of any future dispute arising out of the agreement.

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

         The Company is also subject to various claims and litigation in the normal course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse affect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth high and low bid prices of the shares of Common Stock of the Company for each quarterly fiscal period within the last two fiscal years. Quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

         On August 31, 1994, the Company effected a 1 for 10 reverse stock split. The bid prices below reflect the actual reported prices per share by the NASDAQ Bulletin Board, and have not been adjusted for the possible effects of the 1 for 10 reverse stock split. All other share and per share amounts included in this Annual Report on Form 10-KSB have been adjusted to reflect the reverse stock split.

         On July 20, 1995 the Company was delisted from the NASDAQ Stock Market for failure to meet listing requirements. These requirements include maintaining a minimum bid price, minimum capital surplus and minimum market value of public float. On December 22, 1995 the Company voluntarily delisted from the Boston Stock Exchange for similar reasons. The Company's common stock continues to be traded on the OTC Bulletin Board under the symbol 'NDEC'.

                                        High        Low
                                        ----        ---
1994
- ----
First Quarter                           $15/16      $5/8
Second Quarter                          $7/8        $1/2
Third Quarter                           $2 1/2      $5/16
Fourth Quarter                          $1          $5/16

1995
- ----
First Quarter                           $9/16       $5/16
Second Quarter                          $5/8        $1/4
Third Quarter                           $1/4        $1/8
Fourth Quarter                          $3/16       $1/20


         As of March 23, 1996, there were approximately 150 holders of record of the Company's Common Stock, including those shares held in "street name."

         The Company did not declare or pay Common Stock dividends during 1994 or 1995. The Company's line of credit agreement prohibits the Company from paying cash dividends without the lenders consent. The Company currently intends to retain all of its earnings, if any, to finance the development and expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Revenues

         Revenues for 1995 were $11,347,591, an increase of $1,315,443, or 13%, compared to $10,032,148 for 1994. Average revenue per van day (revenue from domestic UST testing and tank management divided by van days worked) increased 4% to $1,022 per van day in 1995 compared to $984 in 1994, while total volume increased by 8%, from 10,095 days in 1994 to 10,862 days in 1995. Pricing continues to be extremely competitive due to an increase in the number of smaller testing companies. Revenues per van day increased primarily through the Company's efforts to test, when possible, multiple sites per van day.
NDE's increased volume (van days sold) was due primarily to the increased capacity obtained from the acquisition of GB ESD in April 1994.

         Cost of Testing

         Cost of testing services for 1995 was $7,062,456 (62% of revenue), an increase of $462,217, or 7%, compared to $6,600,239 (66% of revenue), for 1994. The increased cost of testing is due to the increased number of van days sold. The gross margin was $4,285,135 (38% of revenue) for 1995, compared to $3,431,909 (34% of revenue) for 1994. The increased margins are due increased revenue per van day and to a lower cost achieved through a more efficient geographic coverage of a larger fleet.

         Selling, General and Administrative

         Selling, general and administrative expenses for 1995 were $6,194,980 (55% of revenue), a decrease of $26,627, or 0%, compared to $6,221,607 (62% of revenue) for 1994. This decrease is primarily due to the elimination of goodwill amortization ($2,562,000 of Goodwill was written off in 1994), decreased net rent associated with the Torrance California facility (loss on lease/sublease was recognized in 1994) and decreased insurance expense, offset by increased litigation expenses (Protank, Inc. and U.S. Test, Inc.). Insurance expenses decreased primarily because the Company decreased its Pollution & Professional Liability limits from $2,000,000 to $1,000,000 and increased its deductible amount under this coverage from $10,000 to $50,000.

         Provision for Doubtful Accounts

         For the year ended 1995, the provision for doubtful accounts was $233,453, an increase of $137,288, or 143%, compared to $96,165 for the year ended 1994. This increase is due to higher sales volume in 1995 and an increase in the allowance rate associated with foreign receivables.

         Interest Expense

         Interest expense for 1995 was $905,682, an increase of $376,210, or 71%, compared to $529,472 for 1994. This increase is due to higher interest rates and higher average balance maintained on the Company's working capital financing agreement and to a full year's interest charge on the Gilbarco $2.45 million notes payable.

         Net Loss

         The Company recorded a net loss for 1995 of $2,892,639 as compared to a net loss of $5,963,872 for 1994. The decrease in the net loss is due to the write-off of goodwill included in the 1994 loss ($2,562,000), and to the increased sales and gross margins realized in 1995 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in 1989, the Company's operational strategy has been to increase its fleet size to the approximately 70 vehicles necessary to establish and maintain a national presence. This goal was achieved in 1994, and at December 31, 1995 the Company's fleet numbered 72 operational testing vehicles. The Company has grown primarily through acquisitions, beginning with the Pan American Environmental Services, Inc. acquisition in 1990, pursuant to which the Company acquired 14 vehicles; the Kaneb Metering Corporation transaction in 1991, (32 vehicles), and continuing with the domestic ProEco transaction in January 1993 (17 vehicles and related testing equipment), the ProEco international transaction in December 1993 (80 probes and other related testing equipment), and the GB ESD transaction in 1994 (31 vehicles and related equipment). The Company has disposed of vehicles as necessary when they have exceeded their useful lives. A significant amount of debt has been incurred in following this strategy of growth through acquisition. In addition, the Company has utilized cash provided from the issuance of debt and equity instruments in order to satisfy its operational and working capital needs.

         At December 31, 1995, the Company had $5,758,095 of long-term debt:

Gilbarco, Inc. (Acquisition)                                  $2,096,703  (1)
SVFS                                                           1,477,207  (2)
SVB                                                              750,000  (3)
Subordinated Notes Payable                                       517,365  (4)
Former Stockholders of ProEco                                    466,636  (5)
Gilbarco (Patent)                                                300,000  (6)
Ford Motor Credit                                                111,013  (7)
Enterprise Leasing                                                39,171  (8)
                                                              ----------
     Total                                                    $5,758,095

          (1) Promissory note to Gilbarco, Inc. ("Gilbarco") for the 1994 acquisition of GB ESD, less discount of $353,297. Note is collateralized by the assets acquired. Interest is prime rate less 1% payable quarterly; principal, originally due quarterly through March 2000, was renegotiated in March 1996. See below for details.

         (2) Working Capital Financing Agreement with Silicon Valley Financial Services ("SVFS"), an affiliate of Silicon Valley Bank ("SVB"). Amount is collateralized by certain of the Company's accounts receivable. Fees are .5% per invoice plus a monthly charge of 1.75% (amended to 1.25% effective January
1996) of the amount outstanding under the line. Agreement automatically renews annually in March unless canceled by SVFS or the Company.

         (3) Term Loan payable to SVB (the "Term Loan"). Interest is prime rate, payable monthly. Amount is fully collateralized with a certificate of deposit by Proactive Partners, L.P. ("Proactive"), a significant shareholder. Loan is due June 30, 1997.

         (4) Subordinated Notes payable to: Riverbank Partners ("Riverbank") - $274,609; Spears, Benzak, Soloman, & Farrell ("SBSF") - $50,000; Dan Purjes - $96,379; Peter Sheib - $44,977; Lawrence Rice - $32,126; and Joan Taylor - $19,274. Interest is payable quarterly at 8%; principal is payable annually in equal amount over five years.

         (5) In 1993, the Company issued four notes in order to effect the ProEco transaction. The first two, each in the original amount of $225,000, are payable annually in equal amounts over seven years and are collateralized by the Company's common stock. The second two, each in the original amount of $40,461, are payable annually in equal amounts over three years and are collateralized by the shares purchased. All four notes bear interest at the rate of 7.5%. The notes are payable to the former owners of ProEco.

         (6) In November 1995, in order to acquire a patent from Gilbarco, Inc., the Company issued to Gilbarco its promissory note in the amount of $300,000. Interest at 6.11% is payable annually; principal is due October 1, 2000.

         (7) Promissory notes payable to Ford Motor Credit for vehicle financing, due May 1998, bearing interest at 8.0% to 8.7%.

         (8) Promissory note payable to Enterprise Leasing, due May 1997, collateralized by 17 of the Company's vehicles, bearing interest at 31%.

         Two notes were issued by the Company in connection with the GB ESD transaction. Both were payable to Gilbarco. The first note, in the principal amount of $400,000 and with no stated interest rate, became due on March 31, 1995 and was paid in full by the Company via its credit line with SVFS. SVB held the Company's credit line prior to the current arrangement with SVFS, and continues to hold the Company's $750,000 term loan. The second note, in the principal amount of $2,450,000, remains outstanding at December 31, 1995.
This note is collateralized by the assets acquired, and carries interest at the prime rate less 1%. Because this rate is not representative of the Company's true cost of funds, an additional interest rate (bringing the effective rate to 12%) has been imputed from the principal amount of this note; its net carrying value at December 31, 1995 was $2,096,703. In February 1995, Gilbarco extended the 1995 maturities of $367,500 due under this note to the end of the payment
period, or March 31, 2000.   In March 1996, the Company reached an agreement
with Gilbarco which further restructured this note. The restructured note to Gilbarco (the "Restructured Note") provides that on or before March 29, 1996, the Company shall (I) pay Gilbarco $256,000 in cash, or (II) issue a separate note in the amount of $256,000 due on or before June 30, 1996, collateralized by an irrevocable letter of credit payable to Gilbarco. The entire amount of the Restructured Note ($2,450,000 less the $256,000 deposit, plus all accrued
interest) will become due July 1, 1997.   Gilbarco also agreed to allow the
Company to prepay the note, including accrued interest, at a discounted basis. The prepayment amounts, which are in addition to the deposit, are as follows:
$256,000 if prepaid by June 30, 1996; $384,000 if prepaid by September 30, 1996; $512,000 if prepaid by December 31, 1996; $640,000 if prepaid by March 31, 1997; and $768,000 if prepaid by June 30, 1997. Proactive funded the deposit amount of $256,000 in exchange for 51 shares of the Company's Series DDD Preferred Stock. (This Series DDD Preferred Stock was never issued - See Below.) Though the Company believes that it will be able to raise the remaining $256,000 required in order to achieve the June 30, 1996 prepayment date through the sale of a portion of the collateral involved in the GB ESD transaction, there can be no guarantees that this will be the case.

         In September, 1993, the Company entered into a Loan and Security Agreement (the "Prior Agreement") with SVB for borrowing up to a maximum of $750,000. This loan carried an interest rate of prime plus 4%, and was collateralized by the Company's accounts receivable. On April 7, 1994, the Prior Agreement was amended (the "Amendment") to increase the maximum borrowings under the Prior Agreement to $1,500,000 and to extend the expiration date to May, 1995. In addition, under the Amendment, SVB provided the Company with a $750,000 term loan due November 1995. On September 11, 1996, the
Company amended the $750,000 Term Loan with SVB to extend the maturity to June 30, 1997. The Term Loan bears interest at the prime rate, and is collateralized by a certificate of deposit supplied by Proactive. Proactive has also agreed to extend the collateralization of the Term Loan to June 30, 1997. See Note 4 of Notes to the Consolidated Financial Statements. On March 27, 1995, the Company entered into a financing agreement (the "Financing Agreement") with SVB that will provide a line of credit up to $1,000,000 based on qualified and eligible accounts receivable balances not to exceed 80% of gross receivable balances. On May 1, 1995, the maximum amount available under the Financing Agreement was increased to $1,500,000. At December 31, 1995, the financing agreement was fully drawn at 80% of available receivables. The initial advance under this Financing Agreement was used to pay off the existing line of credit with SVB in the amount of approximately $340,000 and to pay off the one-year note to Gilbarco in the amount of $400,000. Each March, the Financing Agreement is automatically renewed for one year unless terminated by either SVFS or the Company. The Financing Agreement originally provided for a charge by SVFS of 1.75% per month of the receivable involved, plus a .5% per invoice administrative fee. On July 24, 1995, the monthly charge was reduced to 1.5%. In December 1995, the monthly charge was further reduced to 1.25%.

         In April and August, 1993, the Company raised $550,000 from three of the Company's principal stockholders, SBSF, Proactive, and individuals associated with Josephthal Lyon & Ross Incorporated, in return for the issuance by the Company to such stockholders of unsecured promissory notes in the aggregate principal amount of $550,000. SBSF had previously provided the Company with $50,000 pursuant to a promissory note agreement. In March 1995, the Company entered into new note agreements with the unsecured note holders, (the "Subordinated Debt") aggregating approximately $740,000 that comprised the principal balances due under the April and August 1993 notes along with accrued interest. The Subordinated Debt notes are due in five equal annual installments from 1996 through 2000. Interest accrues at 8% per annum, and is payable quarterly.

         In June, 1994, the Company raised an additional $300,000 through the issuance to Proactive and SBSF of 60 shares of Series CCC Preferred Stock at $5,000 per share.

         In January 1995, the Company raised $500,000 from Proactive and Lagunitas Partners L.P. ("Lagunitas"), a significant shareholder, in exchange for its promissory notes (the "1995 Bridge Notes"). These notes carried an interest rate of prime plus 4%, and became due on April 30, 1995. Also in January 1995, this note was extended to May 31, 1995. In June 1995, the Company completed a restructuring of the 1995 Bridge Note and Proactive's portion of the Subordinated Debt (the "June Refinancing"). Proactive and Lagunitas agreed to exchange (I) the 1995 Bridge Note of $500,000 plus accrued interest of $25,644; (II) Proactive's portion of the Subordinated Debt, which was $273,038 plus accrued interest of $4,728; and (III) cash of $500,000 for 261 newly issued shares of the Company's Series DDD Preferred Stock. The Company received $250,000 of the cash at the time of the June Refinancing; the balance was received in December 1995. The Series DDD Preferred Stock was never issued. In March 1996, the Company, Proactive and Lagunitas agreed, instead of issuing the Series DDD Preferred Stock, to convert the June Refinancing directly into a total of 5,482,256 shares of Common Stock.

         In May 1995, the Company received $53,500 from Enterprise Leasing Corporation in exchange for its note of the same amount. The note carries interest at the rate of 31% and is payable in 24 equal monthly installments beginning in May 1995. The note is collateralized by an interest in 17 of the Company's vehicles.

         The Company also had outstanding at December 31, 1995 $113,119 in notes payable to Ford Motor Credit representing installment loans for testing vehicles purchased. Principal is payable monthly through 1998.

         In February 1996, the Company raised $175,000 from Proactive and an additional $175,000 from Lagunitas in exchange for the Company's promissory notes (the "1996 Bridge Notes"). The notes bear interest at the rate of prime plus 2%. In addition, in March 1996, the Proactive note was increased to $425,000 to specifically provide the company with funds necessary to complete the Gilbarco note restructure (see GB ESD section above). Principal and interest on these notes is due April 1, 1997. These notes are immediately convertible into a new series of preferred shares having a conversion into 4,800,000 shares of common stock.

         At December 31, 1994, the Company had a working capital deficit of ($537,473). At December 31, 1995, the Company had a working capital deficit of ($1,818,766). The increase in the deficit was due primarily to the classification of the Company's Financing Agreement as a current liability. Cash used in operating activities during 1995 was $1,181,393. At December 31, 1995, the Company's debt maturities for 1996 were $541,235 (excluding the Company's Financing Agreement). The Company believes that it will have sufficient cash flow from operations to satisfy the principal 1996 maturities.

         The Company's debt maturities for 1997, including the SVFS line of credit and the remainder of the amount due under the Gilbarco $2,450,000 note, are $4,324,564. The Company plans to pursue various alternatives to meet the debt maturities, including seeking additional financing, refinancing debt through new lenders or negotiating an extension of the maturity dates of the present debt.

         The Company has incurred recurring operating losses and negative cash flows from operations. At December 31, 1995, the accumulated deficit is approximately $26.7 million. The Company has utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company's viability is dependent upon the restructuring of its debt obligations and ultimately, realizing profitable operations. During 1995 and subsequent to year end, management has been able to restructure much of the Company's obligations into future periods or convert the obligations into capital. In addition, the Company has received a commitment from a major stockholder to supplement its cash requirements to enable the Company to meet its financial obligations during 1996. Management's plans also include revenue growth through higher utilization of testing equipment and the offering of new products and services. Management will also continue to devote substantial efforts to secure additional funding sources and/or restructure existing obligations. Management believes that the restructuring already effected and other plans discussed above will provide the Company adequate cash resources throughout 1996.

IMPACT OF INFLATION

         Inflation does not have a material effect on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of NDE Environmental Corporation and Subsidiaries are attached hereto.

                                                                                            Page
                                                                                            ----
Report of Independent Auditors                                                               F-1
Consolidated Balance Sheets - December 31, 1995 and 1994                                     F-2
Consolidated Statements of Operations - Years Ended December 31, 1995 and 1994               F-4
Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995 and 1994     F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 1995 and 1994               F-6
Notes to Consolidated Financial Statements - December 31, 1995                               F-8

                         Report of Independent Auditors



Stockholders and Board of Directors
NDE Environmental Corporation


We have audited the accompanying consolidated balance sheets of NDE Environmental Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDE Environmental Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP


Austin, Texas
March 21, 1996, except for Notes 1, 4 and 5, as to which the date is April 12, 1996

                 NDE Environmental Corporation and Subsidiaries

                          Consolidated Balance Sheets




                                                                              DECEMBER 31
                                                                         1995            1994
                                                                     ---------------------------
ASSETS (Note 4)
Current assets:
  Cash                                                               $  327,035       $  244,491
  Trade accounts receivable, less allowance for doubtful
   accounts of $289,512 in 1995 and $425,077 in 1994                  2,162,593        1,459,631
  Inventories                                                           175,173          128,032
  Prepaid expenses and other current assets                             245,645          408,136
Total current assets                                                  2,910,446        2,240,290


Equipment and improvements, less accumulated
  depreciation and amortization (Note 3)                              4,027,037        5,110,632
Intangible assets:
  Patents, net of accumulated amortization of $232,042
   in 1995 and $186,947 in 1994                                         454,353          199,448
  Licenses, net of accumulated amortization of $215,940
   in 1995 and $143,971 in 1994                                         703,177          779,621
  Other intangible assets, net of accumulated
   amortization of $130,265 in 1995 and $82,411
   in 1994                                                               42,371           90,225
                                                                     ---------------------------
                                                                      1,199,901        1,069,294

Deposits                                                                 92,459           50,983
                                                                     ---------------------------
Total assets                                                         $8,229,843       $8,471,199
                                                                     ===========================

                                                                             DECEMBER 31
                                                                        1995             1994
                                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    751,944     $    709,559
  Accrued liabilities                                                 1,322,457          915,587
  Accrued payroll and payroll taxes                                     636,369          521,489
  Current portion of long-term debt and financing
   agreements (Note 4)                                                2,018,442          530,807
  Current portion of capital lease obligations                                -          100,321
                                                                   -----------------------------
Total current liabilities                                             4,729,212        2,777,763

Long-term debt, less current portion (Note 4)                         3,739,653        4,301,589

Other accrued liabilities                                                     -           41,640

Stockholders' equity (deficit):
  Series AAA Convertible Preferred Stock, $.0001 par
   value; authorized 400 shares; issued and outstanding
   1 share in 1995 and 257.5 shares in 1994; stated
   at liquidation value of $5,000 per share                               5,000        1,287,500
  Series BBB Convertible Preferred Stock, $.0001 par
   value; authorized, issued and outstanding 253 shares
   in 1994 and none in 1995; 100 shares stated at
   liquidation value of $5,000 per share; 153 shares
   stated at liquidation value of $7,516.34 per share                         -        1,650,000
  Series CCC Convertible Preferred Stock, $.0001 par
   value; authorized, issued and outstanding 60 shares in
   1994 and none in 1995; stated at liquidation value
   of $5,000 per share                                                        -          300,000
  Common Stock, $.0001 par value; authorized
   10,000,000 shares; issued and outstanding 2,274,420
   shares in 1995 and 1,462,420 shares in 1994                              227              146

  Common Stock Subscribed; 5,482,254 shares (Notes 4
   and 5)                                                             1,303,410                -
  Additional paid-in capital                                         25,115,717       21,883,298
  Accumulated deficit                                               (26,663,376)     (23,770,737)
                                                                   -----------------------------
Total stockholders' equity (deficit)                                   (239,022)       1,350,207
                                                                   -----------------------------
Total liabilities and stockholders' equity (deficit)               $  8,229,843     $  8,471,199
                                                                   =============================

See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries

                     Consolidated Statements of Operations




                                                                       YEAR ENDED DECEMBER 31
                                                                        1995            1994
                                                                    ----------------------------
Revenues                                                            $11,347,591      $10,032,148
Costs and expenses:
  Cost of testing services                                            7,062,456        6,600,239
  Selling, general and administrative                                 6,194,980        6,221,607
  Provision for doubtful accounts                                       233,453           96,165
  Write-off of goodwill (Note 1)                                              -        2,561,606
                                                                    ----------------------------
Total costs and expenses                                             13,490,889       15,479,617
                                                                    ----------------------------
                                                                     (2,143,298)      (5,447,469)
Other income (expense):
  Interest income                                                           138            1,609
  Interest expense                                                     (905,682)        (529,472)
  Other income, net                                                     156,203           11,460
                                                                    ----------------------------
Net loss                                                            $(2,892,639)     $(5,963,872)
                                                                    ============================
Net loss per common share                                           $     (1.45)     $     (4.56)
                                                                    ============================
Weighted average number of common shares
  outstanding                                                         1,991,820        1,308,519
                                                                    ============================

See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)




                                       Preferred Stock                 Common Stock
                                  ------------------------       -------------------------

                                     Shares                         Shares                         Shares
                                  Outstanding     Amount         Outstanding        Amount       Subscribed     Amount
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1993           626      $3,515,000       12,314,196        $ 1,231               -    $        -
  1-for-10 reverse stock split           -               -      (11,082,776)        (1,108)              -             -
  Issuance of Series CCC
    Preferred Stock                     60         300,000                -              -               -             -
  Conversion of Series AAA
    Convertible Preferred
    Stock to Common Stock           (115.5)       (577,500)         231,000             23               -             -
  Net loss                               -               -                -              -               -             -
Balance at December 31, 1994         570.5       3,237,500        1,462,420            146               -             -
  Conversion of Series AAA
    Convertible Preferred
    Stock to Common Stock           (256.5)     (1,282,500)         511,000             51               -             -
  Conversion of Series BBB
    Convertible Preferred
    Stock to Common Stock             (253)     (1,650,000)         253,000             25               -             -
  Conversion of Series CCC
    Convertible Preferred
    Stock to Common Stock              (60)       (300,000)          48,000              5               -             -
  Subscription of Common
    Stock (Notes 4 and 5)                -               -                -              -       5,482,254     1,303,410
  Net loss                               -               -                -              -               -
Balance at December 31, 1995             1      $    5,000        2,274,420        $   227       5,482,254    $1,303,410





                                      Additional                         Total
                                        Paid-in       Accumulated     Stockholders'
                                        Capital         Deficit          Equity
                                  ---------------------------------------------------
Balance at December 31, 1993         $21,304,713     $(17,806,865)    $ 7,014,079
  1-for-10 reverse stock split             1,108                -               -
  Issuance of Series CCC
    Preferred Stock                            -                -         300,000
  Conversion of Series AAA
    Convertible Preferred
    Stock to Common Stock                577,477                -               -
  Net loss                                     -       (5,963,872)     (5,963,872)
Balance at December 31, 1994          21,883,298      (23,770,737)      1,350,207
  Conversion of Series AAA
    Convertible Preferred
    Stock to Common Stock              1,282,449                -               -
  Conversion of Series BBB
    Convertible Preferred
    Stock to Common Stock              1,649,975                -               -
  Conversion of Series CCC
    Convertible Preferred
    Stock to Common Stock                299,995                -               -
  Subscription of Common
    Stock (Notes 4 and 5)                      -                -       1,303,410
  Net loss                                     -       (2,892,639)     (2,892,639)
Balance at December 31, 1995         $25,115,169     $(26,663,376)    $  (239,022)


See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows




                                                                       YEAR ENDED DECEMBER 31
                                                                        1995            1994
                                                                     ---------------------------
OPERATING ACTIVITIES

Net loss                                                            $(2,892,639)     $(5,963,872)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Write-off of goodwill                                                -        2,561,606
         Depreciation                                                 1,429,339        1,358,394
         Amortization of discount on notes payable                      159,534          154,396
         Amortization of intangibles                                    164,918          386,948
         Provision for doubtful accounts                                233,453           96,165
         (Gain) loss on disposal of equipment and vehicles             (187,708)         148,997
         Changes in operating assets and liabilities net of
             effects from acquisition:
                 Trade accounts receivable                             (936,395)        (161,255)
                 Inventories                                            (47,141)         182,133
                 Prepaid expenses, deposits and other assets            144,836          (11,867)
                 Accounts payable                                        42,385          147,457
                 Accrued liabilities                                    593,145          258,478
                 Accrued payroll and payroll taxes                      114,880           31,505
                                                                     ---------------------------
Net cash used in operating activities                                (1,181,393)        (810,915)

INVESTING ACTIVITIES
Additions to equipment and improvements                                (464,608)        (335,499)
Proceeds from sale of equipment                                         242,294           84,081
Purchase of licenses                                                          -          (45,704)
Net cash used in investing activities
                                                                     ---------------------------
                                                                       (222,314)        (297,122)

                 NDE Environmental Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (continued)




                                                                       YEAR ENDED DECEMBER 31
                                                                        1995            1994
                                                                     ---------------------------
FINANCING ACTIVITIES
Proceeds from Financing Agreements                                   $1,477,207                -
Proceeds from issuance of Series CCC Preferred Stock                          -       $  300,000
Proceeds from Common Stock subscriptions                                500,000                -
Proceeds from issuance of long-term debt                                529,679          750,000
Proceeds from (payments on) line of credit, net                        (429,368)         321,705
Principal payments on long-term debt and capital lease
   obligations                                                         (591,267)        (314,254)
                                                                     ---------------------------
Net cash provided by financing activities                             1,486,251        1,057,451

Net increase (decrease) in cash                                          82,544          (50,586)
Cash at beginning of year                                               244,491          295,077
                                                                     ---------------------------
Cash at end of year                                                  $  327,035       $  244,491
                                                                     ===========================
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                                    $  631,231       $  120,481
                                                                     ===========================
         Income taxes                                                $        -       $        -
                                                                     ===========================


See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION AND HISTORY OF BUSINESS

NDE Environmental Corporation and subsidiaries (the Company) provides regulatory compliance and related services for underground storage tanks (USTs) and associated pipelines.

The Company has grown significantly through acquisitions, financed primarily by sellers, through the issuance of notes payable, convertible notes payable, common stock, and warrants to purchase common stock, and the assumption of liabilities at the date of acquisition.

The Company has incurred recurring operating losses and negative cash flows from operations. At December 31, 1995, the accumulated deficit is approximately $26.7 million. The Company has utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company's viability is dependent upon the restructuring of its debt obligations and ultimately, realizing profitable operations. As discussed in Note 4, during 1995 and subsequent to year end, management has been able to restructure much of the Company's obligations into future periods or convert the obligations into capital. In addition, the Company has received a commitment from a major stockholder to supplement its cash requirements to enable the Company to meet its financial obligations during 1996. Management's plans also include revenue growth through higher utilization of testing equipment and the offering of new products and services. Management will also continue to devote substantial efforts to secure additional funding sources and/or restructure existing obligations. Management believes that the restructuring already effected and other plans discussed above will provide the Company adequate cash resources throughout 1996.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts and operations of NDE Environmental Corporation and its wholly-owned subsidiaries: NDE Testing & Equipment, Inc., d/b/a NDE Environmental Corp.; NDE Canada, Inc. (NDE Canada); and ProEco, Inc.; EcoAm, Inc.; and EcoAm, Ltd. All significant intercompany accounts have

                 NDE Environmental Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

been eliminated in consolidation. Certain amounts in the consolidated financial statements for years prior to December 31, 1995 have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

Tank testing, line testing and consulting service revenues are recognized when services are performed and a report is issued to the customer. Revenues for contracts extending more than 30 days are recognized on a percentage of completion basis. Equipment sales are recognized upon delivery to the customer.

CONCENTRATIONS OF CREDIT RISK

Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk."

The Company's customers are principally major oil companies, local and national chains of gasoline stations, and other companies with underground storage tanks. Generally, accounts receivable are due within 30 days and are not collateralized. Credit losses historically have been within management's expectations.

INVENTORIES

Inventories consist principally of finished parts sold by the Company in connection with the performance of testing services or the maintenance of its testing equipment and are valued at lower of cost (first-in, first-out) or market.

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, including capital leases, are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful

                 NDE Environmental Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

lives of the assets. Capital leases and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method. Amortization of capital leases is included in depreciation expense.

The estimated useful lives used in computing depreciation and amortization are as follows:

           Tank testing equipment                              8 years
           Other equipment                                 5 - 6 years
           Furniture and fixtures                              5 years
           Vehicles                                        3 - 5 years

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over the following estimated useful lives:

           Patents                                         5 - 10 years
           Licenses                                            15 years
           Other intangible assets                         3 -   5 years

The carrying value of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates the intangible assets will not be recoverable as determined based on the undiscounted cash flows related to the intangible asset over the remaining amortization period, the Company's carrying value of the intangible assets is reduced by the estimated shortfall of cash flows.

In 1994, due to the acquisition of more efficient and effective tank testing systems, management began discontinuing the use of the tank testing technology acquired from Kaneb Metering Corporation, and future undiscounted cash flows related to using this technology were not expected to be significant. Accordingly, in the fourth quarter of 1994 management wrote off the remaining balance of approximately $2,562,000 of cost in excess of fair value of assets acquired.

                 NDE Environmental Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between balances recognized for financial reporting purposes and income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management establishes a valuation allowance for deferred tax assets that are not expected to be realized.

LOSS PER SHARE DATA

Loss per share is computed by dividing net loss for the year by the weighted average number of common shares outstanding during each year. The effect of the Convertible Preferred Stock, options and warrants are not considered as the effect would be antidilutive. The computation of fully diluted loss per share was antidilutive and, therefore, not presented.

In August 1994, the Company effected a 1-for-10 reverse stock split. All share and per share amounts included in the consolidated financial statements and notes to the consolidated financial statements, except as indicated in the statement of stockholders' equity (deficit), have been restated to reflect the reverse stock split.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement No. 121, Accounting for Impairment ofLong-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators

                 NDE Environmental Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in 1996 and, has not completed the analysis to determine the impact, if any, of the adoption.

STOCK BASED COMPENSATION

The Company accounts for its stock incentive plans in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

2. BUSINESS ACQUISITIONS

On April 11, 1994, the Company acquired the principal assets of the Environmental Services Division of Gilbarco, Inc. ("GB ESD" or "Gilbarco"). The Company acquired 31 fully equipped tank testing vehicles, related tank testing and ancillary equipment, and certain intangible assets, including system approvals, intellectual properties, customer information, and supplier and distributor information. The Company also has obtained a license from the manufacturer of the equipment, Alert, Inc. ("Alert"), to utilize the equipment in all areas of the world other than Canada, the United Kingdom, Australia and New Zealand. The license agreement provides for a royalty payment to Alert of 2% of revenues from tank tests utilizing the Alert equipment.

In consideration for the acquisition, the Company issued two notes in the aggregate amount of $2,850,000: a $2,450,000 six-year note bearing interest at prime minus 1%, collateralized by the purchased assets; and a $400,000 one-year noninterest bearing note collateralized by a $400,000 standby letter of credit issued by Silicon Valley Bank. These notes were recorded at their estimated discounted present value at the date of acquisition of approximately $2,178,000. In addition, the Company issued five-year warrants to purchase 20,000 shares of NDE Common Stock at the NASDAQ closing price as of the closing date of the agreement. There was no value assigned to the warrants.

                 NDE Environmental Corporation and Subsidiaries

2. BUSINESS ACQUISITIONS (CONTINUED)

The Gilbarco acquisition has been recorded using the purchase method of accounting and, accordingly, the purchase price of $2,178,000, was allocated to the assets based on their estimated fair values at the date of acquisition. The operating results of Gilbarco are included in the Company's results of operations commencing April 11, 1994.

The following summarized unaudited pro forma results of operations for the year ended December 31, 1994 assume the Gilbarco acquisition occurred as of January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented, or that may result in the future.

                                                       YEAR ENDED DECEMBER 31
                                                                1994
                                                             (UNAUDITED)
                                                       ----------------------
            Revenues                                         $10,608,000
                                                             ===========
            Net loss                                          (7,070,000)
                                                             ===========
            Net loss per common share                        $     (5.40)
                                                             ===========

3. EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following:


                                                                     DECEMBER 31
                                                                1995             1994
                                                             ---------------------------
Equipment                                                    $9,448,292       $9,336,193
Furniture and fixtures                                          278,954          278,682
Vehicles                                                        244,413          116,573
Leasehold improvements                                           60,148           60,148
                                                             ---------------------------
                                                             10,031,807        9,791,596
Less accumulated depreciation and amortization               (6,004,770)      (4,680,964)
                                                             ---------------------------
                                                             $4,027,037       $5,110,632
                                                             ===========================

                 NDE Environmental Corporation and Subsidiaries

4. LONG-TERM DEBT AND FINANCING AGREEMENTS

Long-term debt and financing agreements consist of the following:

                                                                                     DECEMBER 31
                                                                                1995             1994
                                                                             --------------------------
Loan and Security Agreement with Silicon Valley Bank (SVB)                   $        -      $  429,368

Financing Agreement with SVB                                                  1,477,207               -
Term Loan Payable to SVB                                                        750,000         750,000
Promissory notes payable to stockholders                                        517,365         600,000
Convertible promissory notes to the former stockholders of
   ProEco and affiliates, payable in annual installments of
   $64,286 through January 2001, bearing interest at 7.5%                       385,714         450,000
Promissory notes to the former stockholders of ProEco and
   affiliates, payable in annual installments of $40,460 through
   January 1997, bearing interest at 7.5%, collateralized by all
   the Common Shares of ProEco and affiliates                                    80,922         121,382
Promissory note payable to Gilbarco, less discount of $353,297
   in 1995 and $501,060 in 1994                                               2,096,703       1,948,940
Promissory note payable to Gilbarco, less discount of $14,458
   in 1994                                                                            -         385,542
Promissory notes payable to Ford Motor Credit due May                           111,013         147,164
   1998, bearing interest at 8.0% to 8.7%
Promissory note to Gilbarco due October 2000 bearing interest at
the mid-term applicable federal rate as published by the IRS                    300,000               -
Other                                                                            39,171               -
                                                                             --------------------------
                                                                              5,758,095       4,832,396
Less current portion                                                         (2,018,442)       (530,807)
                                                                             --------------------------
                                                                             $3,739,653      $4,301,589
                                                                             ==========================

In 1994, the Company had a Loan and Security Agreement ("Agreement") with Silicon Valley Bank ("SVB") providing for maximum borrowings to $1,500,000. Under the Agreement, the Company's assets were pledged as collateral and borrowings were limited to 60% of eligible accounts receivable, as defined. The Agreement also allowed for the issuance of letters of credit up to $500,000 which reduce the amount of available borrowings. There were letters of credit outstanding at December 31, 1994 totaling $400,000. In connection with the Agreement, the Company issued five-year warrants to SVB to purchase 5,000 of the Company's Common Stock at $7.50 per share.

                 NDE Environmental Corporation and Subsidiaries

4. LONG-TERM DEBT AND FINANCING AGREEMENTS (CONTINUED)

On March 27, 1995, the Company entered into a new financing agreement (the "Financing Agreement") with SVB that provides for the financing of accounts receivable up to $1,500,000 based on eligible accounts receivable balances, as defined, not to exceed to 80% of gross receivable balances. Advances under the Financing Agreement accrue interest at 1.75% per month, plus an administrative fee of 0.5% per month. The initial advance under the Financing Agreement was received in April 1995, and was used to pay off the existing Loan and Security Agreement with SVB, and pay off the $400,000 promissory note payable to Gilbarco. The Financing Agreement expires in March 1997. At December 31, 1995, the Company's maximum available borrowings were approximately $1,477,000, of which all had been borrowed. Effective January 25, 1996 the advances under the Financing Agreement accrue interest at 1.25% per month, plus an administrative fee of 0.5% per month.

The Loan and Security Agreement, but not the Financing Agreement, prohibited the payment of dividends and contained certain restrictive covenants, including minimum amounts of tangible net worth and profitability. At December 31, 1994, the Company was not in compliance with certain covenants under the Loan and Security Agreement; however, these covenant violations were remedied upon entering into the new Financing Agreement which paid off all amounts outstanding under the Loan and Security Agreement.

In addition, SVB provided the Company with a $750,000 term loan in 1994, with payment guaranteed by Proactive Partners, L.P. ("Proactive"), a significant stockholder. The term loan bears interest at prime, and matures in June 1997.

At December 31, 1994, the Company had promissory notes payable in the amount of $600,000 to principal stockholders that were scheduled to mature in 1995. In March 1995, the Company amended these note agreements. The outstanding principal balances and accrued interest were converted into new notes with balances totaling $740,000, which are due in five equal annual installments from 1996 through 2000, and accrue interest at 8% per annum, payable quarterly. In conjunction with the refinancing of this subordinated debt, $273,038 of this subordinated debt plus accrued interest due to Proactive was to be converted into approximately 55.6 shares of Series DDD Convertible Preferred Stock, but was ultimately converted into common stock (see Note 5).

                 NDE Environmental Corporation and Subsidiaries

4. LONG-TERM DEBT AND FINANCING AGREEMENTS (CONTINUED)

In consideration for the Gilbarco acquisition (see Note 2), the Company issued two notes in the aggregate amount of $2,850,000: a $2,450,000 six-year note bearing interest at prime minus 1%, collateralized by the purchased assets; and a $400,000 one-year noninterest bearing note collateralized by a $400,000 standby letter of credit. These notes were recorded at their discounted present value at the date of acquisition of approximately $2,178,000, using an estimated fair market rate of 15% per annum. In February 1995, the Company amended the $2,450,000 note agreement with Gilbarco to defer $367,500 of principal payments scheduled for 1995 into the year 2000. In connection with this amendment, the Company issued 3,675 warrants to Gilbarco with a term of five years and an exercise price equal to fair market value of the underlying stock at the date of issuance. In March 1996, the Company entered into the Second Amendment to the $2,450,000 note agreement with Gilbarco. This Second Amendment provided for revised terms including a down payment of $256,000 due on or before March 29, 1996. This down payment was funded by additional subordinated debt obtained from Proactive Partners (see below). Per the Second Amendment, the remaining Gilbarco debt will be forgiven in total upon the receipt of any one of the following repayment incentive amounts as of the indicated dates by Gilbarco. If none of the following repayment incentive amounts are paid by the indicated dates, the balance on the Gilbarco note becomes due in full on July 1, 1997. The repayment incentive amounts are as follows: $256,000 by June 30, 1996; $384,000 by September 30, 1996; $512,000 by
December 31, 1996; $640,000 by March 31, 1997; or $768,000 by June 30, 1997.

In November 1995, in consideration for the assignment of certain Gilbarco patents, the Company entered into an agreement to pay Gilbarco $300,000 on or before October 1, 2000. Interest is due on an annual basis at October 1 and the interest rate is stated at the mid-term applicable federal rate (5.91% at December 31, 1995).

The $450,000 of convertible promissory notes, issued to five former ProEco stockholders, are convertible into Common Stock at any time at a conversion price of $13.00 per Common Share. These convertible promissory notes payable had an aggregate outstanding balance of $385,714 as of December 31, 1995.

                 NDE Environmental Corporation and Subsidiaries

4. LONG-TERM DEBT AND FINANCING AGREEMENTS (CONTINUED)

In January 1995, the Company received $500,000 in cash from Proactive under a promissory note that was due in April 1995. The Company was to convert this note plus accrued interest into 100 shares of Series DDD Convertible Preferred Stock, but was ultimately converted into common stock (see Note 5).

In February 1996, Proactive and Lagunitas Partners, L.P. ("Lagunitas") entered into Secured Promissory Notes in the amount of $175,000 each. In addition, the Proactive Secured Promissory Note was increased to $425,000 to specifically provide the Company with $250,000 to use for the Gilbarco Note Second Amendment down payment due on or before March 29, 1996 as explained above. These notes have an interest rate of 8% and provide for payment of accrued interest and principal on April 1, 1997. These notes are convertible into a new series of preferred stock which is convertible into 4,800,000 shares of common stock (upon stockholder approval of an increase in the number of authorized common shares) (see Note 5).

The carrying amounts of the Financing Agreement with SVB and the Promissory Note to Gilbarco approximate fair value because of the short-term nature of the Agreement or the variable interest rate. The fair values of other long-term debt has not been determined due to impracticability of such a calculation due to the debt being issued to stockholders or issued to the sellers as consideration in a business combination.

The aggregate annual maturities of long-term debt and financing agreements at December 31, 1995, after giving effect to the refinancings discussed herein, are as follows:

          1996                                $2,018,442
          1997                                 2,847,357
          1998                                   192,492
          1999                                   167,759
          2000                                   532,045
          Thereafter                                   -
                                              ----------
                                              $5,758,095
                                              ==========

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY

The Company's Series AAA Preferred Stock may be converted into Common Stock at any time at the initial conversion price of $2.50 per share (subject to adjustment pursuant to antidilution provisions). The holders of the Series AAA Preferred Stock are entitled to elect two of the Company's six directors.

Conversion of Series AAA Preferred Stock into Common Stock: In September 1994,
115.5 shares of the Series AAA Preferred Stock with a liquidation value of $577,500 were converted into an aggregate of 231,000 shares of Common Stock at a conversion price per share of $2.50.

Issuance of Series CCC Preferred Stock: In May 1994, the Company raised $300,000 through the issuance of 60 shares of Series CCC Preferred Stock and five-year warrants to purchase 24,000 shares of Common Stock at an exercise price of $7.50 per share.

Conversion of Series AAA Preferred Stock into Common Stock: In May 1995, 256.5 shares of the Series AAA Preferred Stock with a liquidation value of $1,282,500 were converted into an aggregate of 511,000 shares of Common Stock at a conversion price per share of $2.50.

Conversion of Series BBB Preferred Stock into Common Stock: In May 1995, 203 shares of the Series BBB Preferred Stock with a liquidation value of $1,400,000 were converted into an aggregate of 203,000 shares of Common Stock at a conversion price per share of $6.90. In addition, in May 1995, 50 shares of the Series BBB Preferred Stock with a liquidation value of $250,000 were converted into an aggregate of 50,000 shares of Common Stock at a conversion price per share of $5.00.

Conversion of Series CCC Preferred Stock into Common Stock: In May 1995, 60 shares of the Series CCC Preferred Stock with a liquidation value of $300,000 were converted into an aggregate of 48,000 shares of Common Stock at a conversion price per share of $6.25.

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

Series DDD Preferred Stock: In January 1995, the Company raised $500,000 from Proactive in exchange for a promissory note ("Bridge Note"). The note bore interest at prime plus 4% and became due, after extension, on May 31, 1995. In June of 1995, the Company completed a restructuring of the Bridge Note and Proactive's and Lagunitas' portion of the promissory notes payable to stockholders. Proactive and Lagunitas agreed to exchange the Bridge Note of $500,000 plus accrued interest of $25,644, their promissory note, which was $273,038 plus accrued interest of $4,728, and cash of $500,000 for 260.7 shares of the Company's Series DDD Preferred Stock. This Series DDD Preferred Stock was never issued. In March 1996, pursuant to the 1995 Recapitalization Agreement Amendment between the Company and Proactive and Lagunitas, Common Stock shall be issued in lieu of the Series DDD Convertible Preferred Stock identified above. As a result of this Amendment, the Company shall issue 2,741,127 shares of Common Stock to Proactive and 2,741,127 shares of Common Stock to Lagunitas. These transactions have been recorded in the accompanying financial statements as Common Stock Subscribed.

As discussed in Note 4, in March 1996, the Company entered into Secured Promissory Notes with Proactive and Lagunitas in the amounts of $425,000 and $175,000, respectively, which are due April 1, 1997. The debentures bear interest at a rate of 8%. These notes are immediately convertible into a new series of preferred stock, having a conversion into 4,800,000 shares of common stock upon approval by the shareholders of an increase in the total authorized common shares.

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 1995, the Company had the following rights outstanding for the purchase of its Common Stock related to the issuance of warrants, convertible Preferred Stock and stock options, after giving effect for the antidilution adjustments related to the Series AAA/BBB Financing and the effects of the Reverse Stock Split (see Note 1, "Loss Per Share Data"):

                                                                          Number of
                                                                            Shares    Exercise
                Description                   Expiration Date              Issuable    Price
- --------------------------------------        ---------------             ---------   --------
WARRANTS:
         Series AA Preferred Stock            May 1996                       1,364     $115.00
         Series AA Preferred Stock            April 1999                     3,172        7.50
         Series B Preferred Stock             April 1999                    18,078        0.15
         Series B Preferred Stock             April 1999                     6,308        7.50
         Series B Fee                         April 1999                     6,020        0.15
         Bridge Financing Fee                 April 1999                     2,652        7.50
         Bridge Financing Fee                 April 1999                     5,375        7.50
         Stockholder Note Revision            April 1999                     6,333        7.50
         Underwriter                          December 1996                 32,219       25.80
         Underwriter                          December 1996                 31,667       21.00
         Underwriter                          December 1996                 58,334       11.40
         Series AAA/BBB Financing             February 1996                 49,400        3.00
         Series AAA/BBB Financing             February 1996                 75,500        2.50
         Series AAA/BBB Financing             April 1999                    49,700        0.15
         Silicon Valley Bank                  September 1998                 5,000        7.50
         Gilbarco                             April 1999                    20,000        7.50
         Gilbarco                             April 1999                     3,675        0.75
         Series CCC                           May 1999                      12,000        7.50
         Series CCC                           May 1999                      12,000        0.15
         Proactive Financing                  January 1998                 175,000       0.375
         Proactive Guaranty of SVB Term
           Note                               April 1999                    50,000        0.15
                                                                           -------
                                                                           623,797

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                     Number of
                                                                       Shares         Exercise
                Description                     Expiration Date       Issuable          Price
- --------------------------------------          ---------------       ---------        --------
CONVERSION OF PREFERRED STOCK:
     Series AAA                                         -                 2,000              -

COMMON STOCK SUBSCRIBED                                 -             5,482,254              -

STOCK OPTIONS:
   1989 Stock Option Plan:
     Executive Compensation Plan                 September 2002         180,000          $3.80
     Former officers/employees                    December 1996           1,350          30.00
     Former officers/employees                      July 1997             5,000           7.50
     John R. Mastandrea                           December 1996          12,500          12.50
     Directors                                      June 1997             4,000          12.50
     Directors                                      June 1997            12,000           7.50

OTHER:
  Shares accrued and reserved for
     issuance to the Employee
     Benefit Plan                                       -               201,936              -
  Shares reserved for the settlement
     of a lawsuit                                       -                20,000              -
 Shares reserved for the conversion
  of certain Promissory Notes to
  former stockholders                                   -                29,670              -
 Shares reserved for issuance under
  the 1995 Incentive Plan for
  Nonmanagement Employees                               -               250,000              -
                                                                      ---------
                                                                        501,606
Total number of shares of Common
  Stock issuable                                                      6,824,507
                                                                      =========

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

Stock Option Plan: The Company has adopted the NDE Environmental Corporation 1989 Stock Option Plan (the Stock Option Plan). The purpose of the Stock Option Plan is to establish a compensatory plan to attract, retain and provide equity incentives to selected employees, consultants and directors, and to promote the financial success of the Company. The Company may grant up to 248,250 options which meet the requirements of Section 422A of the Internal Revenue Code of 1986 (incentive stock options) and options which are not qualified as incentive stock options.

The Stock Option Plan is administered by the Board of Directors or a Committee (the Committee) appointed by the Board of Directors. The exercise price of options (as determined by the Committee) may not be less than 85% of the fair market value of the Common Stock on the date the option is granted. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Common Stock on the date of grant (or, in the case of holders of 10% or more of the outstanding Common Stock, 110% of the fair market value on such date). Options may not be exercisable after ten years from the date of grant (five years from the date of grant in the case of options issued to holders of 10% or more of the outstanding Common Stock).

Executive Compensation Plan: Under the 1989 Stock Option Plan, the Company adopted a Senior Executive Compensation Plan (the Executive Compensation Plan). Under the plan, the Company's officers and certain other key management employees were granted options to purchase, in the aggregate, 180,000 shares of Common Stock at $3.80 per share, all of which were vested at December 31, 1995.

Effective June 1995, the Company adopted the 1995 Incentive Plan for Nonmanagement Employees (the "Nonmanagement Plan"). The Nonmanagement Plan is administered by a Committee appointed by the Board of Directors. The Company has reserved an aggregate of 250,000 shares for issuance pursuant to the Nonmanagement Plan.

                 NDE Environmental Corporation and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

Also effective June 1995, the Company adopted the 1995 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by a committee appointed by the Board of Directors. The Company has reserved an aggregate of 1,100,000 shares for issuance pursuant to the Incentive Plan. This plan is pending approval by the stockholders of the Company.

6. RELATED PARTY TRANSACTIONS

The Company is substantially reliant upon its stockholders for financing of the Company (see Note 4 for various financing transactions).

Under an exclusive license agreement to utilize ProEco's proprietary Sure Test System (see Note 2), the Company paid two significant stockholders, who were also stockholders of ProEco, royalties of approximately $10,000 in 1995 and $29,000 in 1994.

See also Notes 4 and 9.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                                1995             1994
                                                             ---------------------------
       Deferred tax assets:
         Net operating loss carryforwards                    $8,636,000       $7,372,000
         Allowance for doubtful accounts                         98,000          150,000
         Nondeductible accruals                                 145,000          128,000
                                                             ---------------------------
       Total deferred tax assets                              8,879,000        7,650,000
       Less valuation allowance                              (8,377,000)      (7,400,000)
                                                             ---------------------------
       Net deferred tax asset                                   502,000          250,000

       Deferred tax liability:
         Book over tax basis of depreciable assets              502,000          250,000
                                                             ---------------------------
       Deferred taxes - net                                  $        -       $        -
                                                             ===========================

                 NDE Environmental Corporation and Subsidiaries

7. INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets increased by $977,000 during 1995 as a result of additional net operating losses. At December 31, 1995, for income tax purposes, the Company had net operating loss carryforwards of $24,304,000, which will expire beginning in 2004. Due to a change in ownership of the Company's stock, as defined for federal income tax purposes, the Company's future utilization of the net operating loss carryforward will be subject to an annual limitation.

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                               1995            1994
                                                                            --------------------------
              Income taxes at the statutory rate                            $(984,000)     $(2,028,000)
              Change in valuation allowance                                   977,000        1,077,000
              Effect of nondeductible amortization
                of intangible assets                                                -          948,000
              Nondeductible items                                              49,000                -
              State and other                                                 (42,000)           3,000
                                                                            --------------------------
              Effective tax rate                                            $       -      $         -
                                                                            ==========================

                 NDE Environmental Corporation and Subsidiaries

8. LEASES

The Company's premises and certain equipment and vehicles are under noncancelable operating leases which expire on various dates through 1999. Under the terms of most of the leases, the Company is required to pay all taxes, insurance and maintenance.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1995:

                                                                   OPERATING
                                                                     LEASES
                                                                   ---------
               1996                                                $232,477
               1997                                                  72,954
               1998                                                  75,411
               1999                                                  23,371
                                                                   --------
               Total minimum lease payments                        $404,213
                                                                   ========

In May 1994, the Company moved its headquarters from Torrance, California to Austin, Texas. The Company pays monthly rentals of approximately $15,000 (approximately $12,000 on a straight-line basis) under a noncancelable lease on its Torrance facility that expires in October 1996. In 1994, the Company began subleasing the Torrance facility for approximately $11,000 per month under two separate agreements that expire in October 1996.

Total rent expense for all operating leases amounted to $159,283 and $249,872 in 1995 and 1994, respectively. Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 1995 are approximately $119,000.

                 NDE Environmental Corporation and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Jay Allen Chaffee: The Company has an agreement with Bunker Hill Associates, Inc. ("Bunker Hill") to retain Mr. Chaffee and to have Mr. Chaffee in officer or director positions as designated by the Board of Directors. The current term of the agreement is on a month-to-month basis and can be terminated by either party without cause. In 1995, Mr. Chaffee and/or his affiliate, Bunker Hill, (i) billed NDE $113,671 for services performed in 1995, and $46,060 for reimbursement of expenses; and (ii) received $19,969 for a performance bonus
relating to 1993.   In 1994, Mr. Chaffee and /or Bunker Hill received $114,000 for services performed in 1994 and an additional $66,969 in reimbursed expenses.

POTENTIAL LIABILITY AND INSURANCE

The Company's and its licensees' tank testing activities, consistent with the industry, present risks of substantial liability. Spills of petroleum products and hazardous substances, or the creation or exacerbation of a contamination problem through errors or omissions in tank testing, could result in liability under federal and state anti-pollution statutes and regulations or from tort claims by those suffering personal injury or property damage as a result of such contamination. In addition, many of the Company's tank testing services involve volatile substances such as gasoline. The Company or its licensees could be held liable for damage to persons or property caused by any resulting fire or explosion.

The Company currently carries comprehensive general liability insurance of up to $1,000,000 per occurrence, professional liability insurance of $1,000,000 per occurrence, and accidental and sudden pollution coverage of $1,000,000 per occurrence. The aggregate annual limit excluding product liability claims is $1,000,000. There can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

The Company believes it operates professionally and prudently. The Company also believes the level of accuracy of its testing systems, which exceeds EPA standards, is such that this exposure is minimized.

                 NDE Environmental Corporation and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Company is the defendant in litigation involving a major competitor claiming patent infringements. The Company owns rights under two patents acquired from Gilbarco in the Gilbarco acquisition of 1994. Subsequent to the acquisition, the Company embarked upon a licensing program for the existing users of this patent technology, as the existing users were then infringing on the patent rights owned by the Company. Some or all of the said suspected infringers were customers of the plaintiff. Thus, the plaintiff filed a preemptive suit against the Company. The Company has responded by filing patent infringement counter-claims against the plaintiff. Significant discovery has been completed, and a trial date has been established. Management believes that the Company cannot be held liable to the plaintiff for monetary damages and, accordingly, no litigation liability estimates have been accrued.

The Company is also subject to various claims and litigation in the normal course of business. In the opinion of management, the ultimate solution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

10. MAJOR CUSTOMERS

The Company provides UST services to oil companies, convenience store operators, independently owned gasoline retailers, trucking companies, manufacturing concerns, military facilities, government facilities, and other operators of UST's. However, since 1992, the Company has focused primarily on large oil companies, which currently provide over 60% of the Company's revenues. In 1995, Mobil Oil and Shell Oil accounted for approximately 13% and 10% of the Company's 1995 revenues respectively. During the year ended December 31, 1994, there were no sales to one customer that exceeded 10% of total 1994 revenues.

                 NDE Environmental Corporation and Subsidiaries

11. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan covering all full-time employees. Employees are eligible to participate in the plan after six months of service. Currently, approximately 88 employees are eligible to participate in the plan. The Company matches annually at its discretion, with equivalent value of Company stock (using the market value as of December 31), 50% of a participant's voluntary contributions, up to 3% of a participant's compensation, and 100% for contributions between 3% to 6% of a participant's compensation. The Company's expense for the plan totaled $-0- and $88,800 in 1995 and 1994, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the 1995 fiscal year, all filing requirements applicable to its officers, directors or greater than 10% beneficial owners were complied with except that (i) one report, covering an aggregate of three transactions, was not filed by Proactive, (ii) one report, covering an aggregate of three transactions, was not filed by Lagunitas.

ITEM 10.     EXECUTIVE COMPENSATION

         EXECUTIVE OFFICERS -- The following sets forth information concerning the executive officers of the Company as of April 24, 1996, including position with the Company and the business experience of each during at least the past five years and the age of each officer as of April 24, 1996. All officers of the Company are elected by the Board of Directors to hold office until the earliest of their resignation, removal, or termination.

         A. Daniel Sharplinhas been the Company's President and Chief Executive Officer since June 1995. He became the Company's Vice President, Western Region in December 1991. He was appointed the Company's Chief Operating Officer and Secretary in July 1992. In November 1994 he was appointed President. Mr. Sharplin functioned as an environmental service industry consultant from April 1991 to December 1991. From May 1990 to April 1991 he served as Vice President, Western Region and Director of Regulatory Affairs for Kaneb Metering Corporation. Form June 1989 to May 1990, he was special Assistant to the Chief Executive Officer of Lone Star Steel Corporation, and he served as Manager of Special Projects and Special Assistant to Chairman of Lone Star Technologies, Inc. from January 1988 to June 1989. Mr. Sharplin received an M.B.A. from the University of Texas at Austin in 1987. He is 33 years old.


         H. Baxter Nairon was named President, Field Services Division in April 1996. The Field Services Division includes all field management, technicians, CSR'S, sales and administrative personnel, as well as headquarters technical
and field support staff.   Prior to joining NDE Mr. Nairon was a Principal with
Booz-Allen & Hamilton, a global management consulting firm, focusing on business process re-engineering, restructuring, organization design, outsourcing and shared services engagements for the world's largest integrated oil companies. Previously, Mr. Nairon worked as a project and operations engineer for six years with Shell Oil Company in Houston and Shell PipeLine Company in New Orleans. During this time he managed the design, construction and startup of large projects, supported operations management, and attained his Professional Engineering registration. He holds a Bachelor of Science degree in Mechanical Engineering from the University of Tennessee at Knoxville, and an M.B.A. from the University of Texas at Austin, where he served as Graduate Business Council President and received the Outstanding Student Award of his graduating class. He is 36 years old.

         Eric J. (Rick) Hopkins has been the Company's Vice President and
Chief Financial Officer since June 1995. He previously served in separate capacities as the Company's Controller and as vice President of Operations. He is a certified public accountant, and before joining the Company he was in public practice, first with Laventhol & Horwath from 1988 to 1991, then with Morse Kimmel Burstein & Yu, an accounting firm in Beverly Hills, California, from 1991 to 1992. From 1986 to 1988, he served as Southern California Area Manager to Motel 6, L.P., which owns and operates a national chain of motor lodges. Mr. Hopkins received a B.B.A. from Kent State University in 1976 and an M.B.A. from Pepperdine University in 1988. He is 41 years old.

         The following table sets forth all compensation awarded to, earned by or paid to Jay Allen Chaffee, the Company's Chairman and Chief Executive Officer through June 22, 1995 and Chairman at the end of 1995, and A. Daniel Sharplin, the Company's President and Chief Executive Officer at the end of 1995, for all services rendered in all capacities to the Company and its subsidiaries during 1993, 1994 and 1995. No other person who was an executive officer of the Company at the end of 1995 was awarded, earned or received annual salary and bonus in excess of $100,000.


                                        SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                        --------------------                     ---------------------------
   NAME AND PRINCIPLE                                             OTHER ANNUAL   RESTRICTED STOCK
        POSITION            YEAR        SALARY         BONUS      COMPENSATION        AWARD          OPTIONS
   ------------------       ----        ------         -----      ------------   ----------------    -------
JAY ALLEN CHAFFEE           1995      $113,671(1)   $19,969(1)          -               -            440,000(2)
CHAIRMAN OF THE BOARD       1994       $114,000          -              -               -
OF DIRECTORS                1993        $92,500       $16,677       $11,871                          50,000 (3)

A. DANIEL SHARPLIN
PRESIDENT AND   CHIEF       1995      $136,779(1)   $19,969(1)         -                -            640,000(4)
EXECUTIVE OFFICER           1994       $117,885          -             -                -
                            1993        $91,755       $16,667          -                -                     -
                                                                                                      50,000(5)



(1) In 1993, the Company initiated a senior management compensation plan providing for base salaries, performance bonuses, option grants and change in control protection. Messrs. Chaffee and Sharplin are subject to the plan with base salaries of $125,000 and bonus potentials of approximately 50% of their base salaries. The performance bonus awards are to be apportioned between quantitative and qualitative criteria. In 1993 Messrs. Chaffee and Sharplin were each paid $16,667 for the third quarter performance bonus. The Company accrued $19,969 for 1993 year-end bonuses for Messrs. Chaffee and Sharplin; these amounts were paid in 1995. During 1994, no bonuses were earned under the compensation plan. In July 1995 the Company amended the Senior Executive Compensation Plan, and Mr. Sharplin's base annual salary was increased to $150,000; Mr. Chaffee's base annual salary was decreased to $90,000. Mr. Chaffee was paid $12,286 in 1995 for services billed in 1994. Mr. Chaffee was also reimbursed for $46,060 of expenses in 1995 and $60,969 in 1994. The Compensation Committee awarded Mr. Sharplin a $20,000 bonus for the year ended 1995 to be paid in subsequent periods.

(2) In June 1995 the Board of Directors adopted an amendment to the 1989 Incentive Option Plan. The Board of Directors in March 1996 finalized the awards pursuant to the amended plan. Mr. Chaffee was awarded 440,000 options and Mr. Sharplin was awarded 640,000 options. Also in March 1996, the

Board granted to Mr. Hopkins 224,000 options at $0.125 per share, and to Mr. Nairon 384,000 at market price of NDE common stock on Mr. Nairon's hire date. The prior awards will be canceled upon issuance of the 1995 Plan amendment options. The options were priced at $0.125, the prevailing market price.
These grants are contingent upon shareholder approval of the amendment to the option plan. The options will vest (i) to Messrs. Chaffee and Sharplin, 50,000 upon issuance; to Mr. Hopkins, 20,000 upon issuance; and (ii) the remainder of each option holder amount shall ratably vest one-third each year starting June 30, 1996.

(3) In 1992, the Company granted to Bunker Hill on Mr. Chaffee's behalf, under the Company's 1989 Stock Option Plan, options to purchase 56,000 shares at $7.50 per share, an amount equal to the per share market value on the date of grant. Options for 9,333 of these shares were exercisable in September 1993, and the balance of the options became exercisable in 2002, unless the exercise date was advanced based on the Company achieving certain performance criteria. On September 30, 1993, the options granted in 1992 were canceled and the Company granted to Bunker Hill on Mr. Chaffee behalf options to purchase 50,000 shares at $3.75 per share, the per share fair market value on the date of grant. Options to purchase 30,000 of these shares were exercisable on the date of grant, and the balance of the options become exercisable over four years at the rate of 5,000 shares per year. The options expire in September 2002. In June 1995 the Board approved immediate vesting of all management options, including 50,000 each to Messrs. Chaffee and Sharplin. See note (2) above for current status of options.

(4)  Mr. Sharplin's options have the same terms as outlined in note (2) above.

(5) Mr. Sharplin's options that were granted on September 30, 1993 have the same terms as the options granted on that date to Mr. Chaffee. (See Notes (2) and (3) above.)

         The following table sets forth further information regarding the stock options referred to above.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                           PERCENT OF OPTIONS
                            OPTIONS       GRANTED TO EMPLOYEES
       NAME                 GRANTED          IN FISCAL YEAR         EXERCISE PRICE      EXPIRATION DATE
 JAY ALLEN CHAFFEE        440,000 (1)             26.1%                 $0.125             JUNE 2005

A. DANIEL SHARPLIN        640,000 (2)             37.9%                 $0.125             JUNE 2005

- ----------------
(1)  See Note (2) to the immediately preceding table.

(2)  See Notes (2) and (4) to the immediately preceding table.

                   OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTIONS VALUES


                                                        NUMBERS OF SHARES
                                                      UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                          SHARES                     OPTIONS AT DECEMBER 31,         THE-MONEY OPTIONS AT
                       ACQUIRED ON       VALUE                 1995                   DECEMBER 31, 1995
       NAME              EXERCISE       REALIZED    EXERCISABLE/UNEXCERISABLE     EXERCISABLE/UNEXERCISABLE
JAY ALLEN CHAFFEE           0              0                 50,000/0                      $0/$0(1)
A. DANIEL SHARPLIN          0              0                 50,000/0                      $0/$0(1)

(1) Represents (i) the difference between the exercise price of the options ($3.75) and the per share fair market value on December 31, 1995 ($0.05) times
(ii) the number of shares subject to the options. For purposes of this table the 1995 plan amendment options are not reflected because they remained unissued pending shareholder approval of the plan amendment.

         The four executive officers of the Company (Messrs. Chaffee, Sharplin, Nairon, and Hopkins) are subject to a change of control protection provision, which was instituted by the Board in order to maintain a high-caliber officer group. The provision is effective for the period July 1, 1993 through June 30, 1997, and provides, in case of a change of control, (1) the immediate vesting of all options allocated to each officer in the 1989 stock option plan, and (2) a payment in cash of two times the annual base salary of any designated officer who is not offered a position comparable in pay and authority with NDE if it is the surviving entity or an acquiring firm, or (3) a payment in cash equal to the annual base salary if the designated officer is offered a position comparable in pay and authority with NDE or an acquiring firm. Change in control is defined as (1) an acquisition by a party owning less than 25% of NDE as of July 1, 1993, giving effect to all convertible securities, of greater than 30% of the common shares; or (2) a change in one year of over 50% of the members of the Board of Directors other than in the normal course of business or pursuant to the rights under preferred share certificates.

Compensation of Directors

         The Company has agreed to pay or reimburse the travel expenses of its directors resulting from attendance at Board meetings.

         In 1992, the Company granted to each of its then outside directors (Messrs. Charles G. Crane, Glen A. Dell, Michael Taylor and Myron A. Wick), options to purchase 4,000 shares of Common Stock (16,000 shares in the aggregate). In March 1993, the Company granted to its new outside director, Donald Valverde, options to purchase 4,000 shares of Common Stock. All these options were granted at exercise prices equal to the market prices on the grant dates ($7.50 for options to purchase 12,000 shares granted to Messrs. Crane, Dell, and Wick, $12.50 for options to purchase 4,000 shares granted to Mr. Taylor and $16.l25 for options to purchase 4,000 shares granted to Mr. Valverde). The options of Messrs. Crane and Dell expired 30 days after their resignations from the Company's Board of Directors. In March 1996 the Company cancelled the prior options issued to Messrs. Taylor and Wick and granted 40,000 options to each non-management director (Messrs. Taylor, Wick, and McGettigan). The cancellation of the prior options and the issuance of the new director options are subject to the approval of the shareholders an an amendment of the 1989 incentive compensation plan. There was no other director compensation paid during 1993, 1994, or 1995 to the non-management directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as to the beneficial ownership of the Company's capital stock, as of April 24, 1996, by:
(a) each stockholder known by the Company to be the beneficial owner of more than 5% of a class of voting stock, (b) each director, (c) each of the executive officers of the Company named in the Summary Compensation Table below and (d) all executives officers and directors as a group.

                    BENEFICIAL OWNERSHIP OF COMMON STOCK(1)

                                                        NUMBER OF      PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                     SHARES            CLASS
- ------------------------------------                    --------       -------------
Proactive Partners, L.P.(2)                             6,276,562          75.7%
50 Osgood Place, Penthouse
San Francisco, CA  94153

Lagunitas Partners, L.P.(3)                             6,269,552          75.7%
50 Osgood Place, Penthouse
San Francisco, CA  94153


Myron A. Wick, III (4)                                  3,320,366          40.2%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

Charles C. McGettigan (5)                               3,316,366          40.1%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

A. Daniel Sharplin (6)                                   639,128            7.9%
NDE Environmental Corp.
8906 Wall Street, Suite 306
Austin, TX  78754

Jay Allen Chaffee (7)                                    117,150            1.5%
NDE Environmental Corporation
8906 Wall Street. Suite 306
Austin, TX  78754

Michael S. Taylor (8)                                     8,000             .1%
c/o Laidlaw Equities
100 Park Ave., 28th Floor
New York, NY  10017

All executive officers and directors as a group        8,061,942         94.2%
(7  persons) (9)

(1) For the purposes of the above table and the following notes, the shares of Common Stock shown as "beneficially owned" include all shares of Common Stock which the "beneficial owner" has the right to acquire within 60 days upon the conversions of other securities, upon the exercise of warrants or otherwise.
In calculating the total number of shares of Common Stock deemed to be outstanding for the purposes of reflecting the beneficial owner's percentage of the class, the shares which other owners did not then own but had the right to acquire within 60 days or more are not included.

(2) Includes 3,032,482 outstanding shares of Common Stock. Also includes (i) 175,000 and 105,874 shares reserved for issuance upon the exercise of warrants at prices of $0.375 and $0.15, respectively; (ii) 2,956,196 shares beneficially owned by Lagunitas and referred to in note (3) below; (iii) the 4,000 shares benefically owned by Mr. Wick and referred to in note (4) below, and (iv) 3,010 shares issuable upon the exercise of warrants at a price of $0.15 issued to McGettigan, Wick & Co., Inc. (For the benefit of Proactive Investment Managers, L.P.). Mr. Wick is a general partner of McGettigan, Wick & Co., Inc. and of Proactive's general partner, Proactive Investment Managers, L.P. See also not (7) below.

(3) Includes 2,929,282 outstanding shares of Common Stock. Also includes (i) 26,914 shares of Common Stock issuable upon the exercise of warrants at a price of $0.15 per share; and (ii) 3,313,356 shares beneficially owned by Proactive and referred to in note (2) above. Two of the general partners of Lagunitas Partners, L.P. ("Lagunitas"), Jon D. Gruber and J. Patterson McBaine, are also general partners of the general partner of Proactive. Accordingly, Mr. Gruber and Mr. McBaine could be regarded as sharing the power to vote and dispose of all the securities referred to in this note (2) and in note (2) above, as well as the other securities referred to in the table as beneficially owned by Proactive or Lagunitas.

(4) Includes (a) 4,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Wick under the Company's 1989 Stock Option Plan and (b) the shares beneficially owned by Proactive and referred to in note (2) above. Mr. Wick is a general partner of the general partner of Proactive. Also includes (c) 3,010 shares beneficially owned by McGettigan, Wick & Co. Mr. Wick is a general partner of McGettigan, Wick & Co.

(5) Includes the shares beneficially owned by Proactive and referred to in note (2) above. Mr. McGettigan is a general partner of the general partner of proactive. Also includes 3,010 shares beneficially owned by McGettigan, Wick & Co. Mr. McGettigan is a general partner of McGettigan, Wick & Co.

(6) Includes 503,588 outstanding shares of Common Stock. Also includes 35,840, 25,200, and 24,500 shares reserved for issuance upon the exercise of warrants, at prices of $7.50, $3.00, and $2.50, respecctively. Also includes 50,000 shares reserved for issuance to Mr. Sharplin under the Company's 1989 Stock Option Plan but does not include an additional 10,000 shares subject to options that are not yet exercisable.

(7) Includes 67,150 outstanding shares of Common Stock. These shares are held in the name of Bunker Hill, an affiliate of Mr. Chaffee. Also includes 50,000 shares subject to exercisable options granted to Bunker Hill under the Company's 1989 Stock Option Plan but does not include 10,000 shares subject to options that are not yet exercisable.

(8) Includes 4,000 shares issuable upon the exercise of options granted to Mr. Taylor under the Company's 1989 Stock Option Plan. Also includes 4,000 shares outstanding held by Mr. Taylor's wife. Mr. Taylor disclaims beneficial ownership of his wife's shares.

(9) Includes all shares beneficially owned by the current officers and directors listed above. Also includes 64,412 shares beneficially owned by officers not listed above, as well as 20,000 shares subject to exercisable options granted to officers not listed above under the Company's 1989 Stock Option Plan, but does not include 25,000 shares subject to currently unexercisable options granted to officers not listed in the table.


ITEM 12.  CERTAIN TRANSACTIONS

         During the last two years, there have been no transactions involving in excess of $60,000 between the Company and (i) any person who was at the end of 1995 an executive officer or director of the Company or who is a nominee for election as a director, (ii) any security holder named in the table entitled "Security Ownership of Certain Beneficial Owners and Management" or (iii) a member of the immediate family of any of the foregoing persons, in which one of the foregoing individuals or entities had a material interest except as
indicated below or elsewhere herein.   In management's opinion, each of the
transactions with affiliates referred to below were entered into by the Company on terms that were at least as favorable as those that could have been obtained from unaffiliated third parties.

         In 1991, the Company entered into a service contract with Bunker Hill Associates, Inc. ("Bunker Hill") to retain the services of Mr. Chaffee. Mr. Chaffee is an employee of Bunker Hill, a management consulting firm based in Houston, Texas. Pursuant to the contract, Mr. Chaffee has agreed to serve in various officer and director capacities. Effective July 1995, the Company agreed to pay for such services at the rate of $7,500 per month with additional stock and cash bonus consideration. The contract can be terminated by either party with one month's notice. Under agreements with Mr. Chaffee and Bunker Hill, the Company compensates Bunker Hill for the services rendered by Mr. Chaffee to the Company. Bunker Hill in turn compensates Mr. Chaffee. In addition, the Company reimburses Bunker Hill for Mr. Chaffee's travel expenses and the expenses of an executive secretary.

         In April 1994, Proactive guaranteed the Company's repayment of a $750,000 term bank loan. Principal under the loan is due June 30, 1997. Monthly interest payments are to be made at the bank's prime rate. In return for the guarantee, the Company's issued to Proactive warrants to purchase at $0.75 per share 500,000 shares of the Company's Common Stock. In January 1995, Proactive agreed to extend the guarantee to April 1996. In September 1995, Proactive agreed to extend the guarantee to June 1997. In partial consideration for these further guarantees, the Company issued 175,000 new warrants (the "new warrants") at $0.375 and agreed to re-price all 135,798 warrants held by Proactive, Lagunitas and McGettigan, Wick & Co. to $0.15.

         In May 1994, the Company raised $300,000 via the issuance to individuals represented by SBSF, Proactive, and Lagunitas, 24, 16 and 8 shares, respectively, of Series CCC Preferred Stock, par value $.0001 per share (the "Series CCC Stock") and warrants to purchase 12,000, 8,000, and 4,000 shares, respectively, of Common Stock. Such warrants were exercisable at a price of $7.50 per share and expire in May 1999. In April 1995, all of the outstanding shares of Series CCC Stock were converted into 48,000 shares of Common Stock.

         In July and August 1992, Proactive, Lagunitas, investors represented by Josephthal and investors represented by SBSF purchased $434,000, $196,000, $605,000, and $630,000, respectively, in principal amount of promissory notes due February 28, 1993, issued by the Company (the "Initial Notes"). In February 1993, these notes were converted into an aggregate of 93.25 shares of Series AAA Preferred Stock, par value $.0001 (the "Series AAA Stock") and $1,398,750 in principal amount of convertible promissory notes due July, 1995. Proactive, Lagunitas, Josephthal, and SBSF received 21.7, 9.8, 30.25, and 31.5 shares of Series AAA Stock and $325,500, $147,000, $453,750 and $472,500 in
principal amount of convertible promissory notes, respectively. In August, September, and October 1994, 115.5 shares of Series AAA Stock were converted into 231,000 shares of Common Stock, and in March and April 1995, 256.5 shares of Series AAA Stock were converted into 511,000 shares of Common Stock.

         In March 1992, Proactive and Lagunitas each advanced to the Company $125,000 in return for promissory notes bearing interest at the prime rate of Bank of America and secured by a security interest in the Company's accounts receivable. In July 1992, the notes were exchanged for certain promissory notes due February 1993 (the "Interim Notes") and in February 1993, the Interim Notes were converted into 100 shares of Series BBB Preferred Stock (the "Series BBB Stock"). In April 1995, these 100 shares of Series BBB Stock were converted into 50,000 shares of the Company's Common Stock.

         In January 1995, the Company raised $500,000 from Proactive and Lagunitas in exchange for its promissory notes (the "1995 Bridge Notes").
These notes carried an interest rate of prime plus 4%, and became due on April 30, 1995. Also in January 1995, these notes were extended to May 31, 1995. In June 1995, the Company completed a restructuring of the 1995 Bridge Note and Proactive's portion of the Subordinated Debt (the "June Refinancing"). Proactive and Lagunitas agreed to exchange (I) the 1995 Bridge Note of $500,000 plus accrued interest of $25,644; (II) Proactive's portion of the Subordinated Debt, which was $273,038 plus accrued interest of $4,728; and (III) cash of $500,000 for 261 newly issued shares of the Company's Series DDD Preferred Stock. The Company received

$250,000 of the cash at the time of the June Refinancing; the balance was received in December 1995. The Series DDD Preferred Stock was never issued.
In March 1996, the Company, Proactive and Lagunitas agreed, instead of issuing the Series DDD Preferred Stock, to convert the June Refinancing directly into a total of 5,482,256 shares of Common Stock.

         In February 1996, the Company raised $175,000 from Proactive and an additional $175,000 from Lagunitas in exchange for the Company's promissory notes (the "1996 Bridge Notes"). The notes bear interest at the rate of prime plus 2%. In addition, in March 1996, the Proactive note was increased to $425,000 to specifically provide the Company with the funds necessary to complete the Gilbarco note restructure (see Liquidity and Capital Resources section above). Principal and interest on these notes is due April 1, 1997. These notes are convertible into a new series of preferred shares having a conversion into 4,800,000 shares of common stock after approval of an increase in the Company's authorized shares.

         In April and August 1993, the Company raised $550,000 from SBSF, Proactive, and individuals associated with Josephthal in return for the issuance by the Company to such stockholders of unsecured promissory notes in the aggregate principal amount of $550,000. SBSF had previously provided the Company with $50,000 pursuant to a promissory note agreement. In March 1995, the Company entered into new note agreements with the unsecured note holders (the "Subordinated Debt") aggregating approximately $740,000 that comprised the principal balances due under the April and August 1993 notes along with accrued interest. Interest on The Subordinated Debt notes originally accrued at 8% annually, and principal was due in five equal annual installments in April 1996 through 2000. In June 1995, approximately $270,000 of the Subordinated Debt was restructured in the June Refinancing referred to above. In April 1996, in exchange for an interest rate increase from 8% to 10%, SBSF agreed to extend the payment dates from April to October of each year, and in exchange for an increase in interest from 8% to 10% the individuals associated with Josephthal agreed to change the payment schedule to three equal payments due October
1996, 1997, and 1998.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

                 (a) The following exhibits are filed herewith or incorporated herein by reference:

         No.     Exhibit
         ---     -------
         10.36   Rights Agreement, dated July 10, 1990, between NDE Testing and the Series A Purchasers (incorporated by reference from Exhibit 28.9 to the July, 1990 8-K)

         10.37   Registration Rights Agreement, dated July 10, 1990, between the registrant and the Series A Purchasers
                 (incorporated by reference from Exhibit 28.10 to the July, 1990 8-K).

         10.59   Series AAA and BBB Preferred Stock and Secured Convertible Note Purchase Agreement (the "Purchase
                 Agreement"), dated as of May 26, 1992, among the Registrant, its subsidiary, JLR Holdings, Inc.
                 ("JLR"),Spears Benzak Salomon & Farrell ("SBSF"), Proactive Partners, L.P. ("Proactive"), Lagunitas
                 Partners, L.P. ("Lagunitas"), and other purchasers of the Initial Convertible Secured Notes issued by the Registrant pursuant to the Purchase Agreement (the "Purchasers"); and the Approval and Addendum,
                 dated as of June 22, 1992, among the Registrant, and other Purchasers represented by it, Proactive,
                 Lagunitas, JLR, Josephthal Lyon & Ross Incorporated ("Josephthal"), John R. Mastandrea, Kaneb Services,
                 Inc. ("KSI"), and Kaneb Metering Corporation ("KMC"); together with the following exhibits to that
                 Purchase Agreement (incorporated by reference from Exhibit to the Registrants current report on Form 8-
                 K filed July 17, 1992, the ("July 1992 8-K")).

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

         10.64   Consulting and Services Agreement, dated as of May 26, 1992, among the Registrant, John R. Mastandrea and Advanced Leak Detection Corporation ("LAD"); and Addendum to Consulting Services Agreement, dated
                                                           ---
                 as of June 4, 1992, among the Registrant, John R. Mastandrea and LAD (incorporated by reference to
                 Exhibit 10.06 to the July 1992 8-K).

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

         No.     Exhibit
         ---     -------
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

         10.71   Form of BBB Convertible Secured Note issued by the Registrant pursuant to the Purchase Agreement; and
                 BBB Security Agreement, dated as of May 26, 1992, among the Registrant, its subsidiary and the holders of the foregoing secured notes incorporated by reference to Exhibit 10.13 to the July 1992 8-K).

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

         10.75   Shareholder Rights Agreement dated January 8,1993, between the Registrant and ProEco (incorporated by reference to Exhibit 28.2 to the January 1993 8-K).

         10.76   Stock Purchase Agreement, dated as of December 11, 1993, among the Registrant, Jim R. Clare and Donald
                 Valverde.

         10.77   Loan and Security Agreement, dated September 27, 1993, between the Registrant and Silicon Valley Bank.

         10.78   Amendment to Loan Agreement, dated April 7, 1994 between the Registrant and Silicon Valley Bank.

         10.79   Asset Purchase Agreement, dated as of February 24, 1994, between the Registrant and Silicon Valley
                 Bank.

         10.80   Warrant Certificate to purchase 200,000 shares of the Registrant's Common Stock issued by the
                 Registrant to Gilbarco Inc. on April 11, 1994.

         10.81   Non-Interest Bearing Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc.
                 in the principal amount of $400,000.

         No.     Exhibit
         ---     -------
         10.82   Irrevocable Standby Letter of Credit, dated April 11, 1994, issued by Silicon Valley Bank to Gilbarco
                 Inc. securing payment of the Non-Interest Bearing Promissory Note attached hereto as
                 Exhibit  10.81.

         10.83   Secured Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc. in the principal amount of $2,450,000.

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

         10.85   Sub license Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

         10.86   Patent License Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

         10.87   Amendment to Loan and Security Agreement, dated as of May 17, 1995, between the Registrant and Silicon
                 Valley Bank.

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

         10.93   Lease agreements dated December 10, 1993,  April 1, 1994  and April 20, 1994 between the registrant and
                 MV Wall Street, LTD.

         10.94   Promissory note, dated as of January 17, 1995, between the Registrant and Proactive Partners, L.P.

         10.95   Financing Agreement, dated as of March 27, 1995, between the registrant and Silicon
                 Valley Financial Services.

         10.96   First Amendment of The Promissory Note dated January 17, 1995, Amendment dated April 30, 1995, between the registrant and the Proactive Partners L. P.

         No.     Exhibit
         ---     -------
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

         10.101  Certificate of Designation, Preferences and Rights of Series DDD Preferred Stock of NDE Environmental
                 Corporation.

         10.102  Promissory Note, dated as of November 6, 1995, between the Registrant and Gilbarco, Inc.

         10.103  Promissory Note, dated as of February 13, 1996, between the Registrant and Proactive Partners,  L. P.

         10.104  Promissory Note, dated as of February 13, 1996, between the Registrant and Lagunitas Partners, L. P.

         10.105  Second Amendment to NDE Environmental Corporation's Secured Promissory Note, dated as of March 22,
                 1996, between Registrant and Gilbarco, Inc.

         10.106  Settlement Agreement dated as of November 30, 1995 between the Registrant and Protank, Inc.

         10.107  1996 Funding Agreement, dated as of, March 27, 1996, between the Registrant, Proactive Partners and
                 Lagunitas Partners, L. P.

         (b)     There were no reports filed on form 8-K for the quarter ended December 31, 1995.

Exhibit 21

         SUBSIDIARIES OF REGISTRANT

         NDE Testing & Equipment, Inc., a Florida corporation, incorporated on December 23, 1987, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Testing & Equipment, Inc.

         NDE Environmental Canada Corporation was incorporated on May 21, 1993 under the Business Corporations Act of Alberta, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Enviromental Canada Corporation.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.


                                 NDE ENVIRONMENTAL CORPORATION



                            By:  /s/ A. Daniel Sharplin
                                 ----------------------
                                 A. Daniel Sharplin
                                 President, Chief Executive Officer and Director


                            Date:  April 10, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jay Allen Chaffee                     Dated:  April 10,1996
- -------------------------                         -------------
Jay Allen Chaffee
Chairman of the Board of Directors


/s/ Rick J. Hopkins                       Dated:  April 10,1996
- -------------------------                         -------------
Rick J. Hopkins
Vice President and
Chief Financial Officer


/s/ Charles C. McGettigan                 Dated:  April 10,1996
- -------------------------                         -------------
Charles C. McGettigan
Director


/s/ Michael S. Taylor                     Dated:  April 10,1996
- -------------------------                         -------------
Michael S. Taylor
Director


/s/ Myron A. Wick, III                    Dated:  April 10,1996
- -------------------------                         -------------
Myron A. Wick, III
Director