Form 10QSB
period 1996-03-31
NDE ENVIRONMENTAL CORP
filed 1996-05-15
CIK 851476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[ ]    Transition Report Under to Section 13 or 15(d) of the
       Exchange Act for the transition period from _______ to______.

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

                                   YES   X   NO
                                        ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                            OUTSTANDING AT MAY 10, 1996
             -----                            ---------------------------
             Common                                    7,978,610


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

This report consists of ______ sequentially numbered pages.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                               Page Number
PART I            Financial Information.....................................       3

ITEM 1            Financial Statements (Unaudited)..........................       3

                  Condensed Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995......................       3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995................       5

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995 ...............       6

                  Notes to Condensed Consolidated Financial Statements......       8

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................      11

PART II           Other Information.........................................      14

ITEM 6            Exhibits and Reports on Form 8K...........................      14

                  Signatures................................................      21

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                                                     March 31, 1996      December 31, 1995
                                                                     --------------      -----------------
ASSETS                                                                 (Unaudited)             (Note)
CURRENT ASSETS

    Cash                                                               $    16,347         $   327,035

    Trade accounts receivable, less allowance for doubtful
    accounts of $374,957 in 1996 and $289,512 in 1995                    1,533,980           2,162,593

    Inventories                                                            287,226             175,173

    Prepaid expenses and other current assets                              151,267             245,645
                                                                       -----------         -----------

TOTAL CURRENT ASSETS                                                     1,988,820           2,910,446

EQUIPMENT AND IMPROVEMENTS, net of accumulated
    depreciation of $6,331,973 in 1996 and $6,004,770 in 1995            3,866,847           4,027,037

INTANGIBLE ASSETS

    Patents, net of accumulated amortization of $243,316
    in 1996 and $232,042 in 1995                                           443,079             454,353

    License, net of accumulated amortization of $233,894
    in 1996 and $215,940 in 1995                                           685,223             703,177

    Other Intangibles, net of accumulated amortization of
    $141,395 in 1996 and $130,265 in 1995                                   31,241              42,371

    Deposits and other assets                                               92,459              92,459
                                                                       -----------         -----------

                                                                       $ 7,107,669         $ 8,229,843
                                                                       ===========         ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 1996     December 31, 1995
                                                                     --------------     -----------------
                                                                       (Unaudited)           (Note)
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

    Accounts payable                                                  $   974,094         $    751,944

    Accrued liabilities                                                 1,072,202            1,322,457

    Accrued payroll and payroll taxes                                     426,873              636,369

    Current maturities of notes payable and
        financing agreement                                             1,448,452            2,018,442
                                                                      -----------         ------------

TOTAL CURRENT LIABILITIES                                               3,921,621            4,729,212

    Long Term Debt, less Current Portion (See Note 3)                   4,221,000            3,739,653
                                                                      -----------         ------------

TOTAL LIABILITIES                                                       8,142,621            8,468,865
                                                                      -----------         ------------

STOCKHOLDERS' EQUITY  (SEE NOTE 2)

    Series AAA Convertible Preferred Stock, $.0001 par value;
    authorized, 400 shares; issued and outstanding 1 share
    stated at liquidation value of $5,000 per share                         5,000                5,000

    Common stock, $.0001 par value; authorized, 10,000,000
    shares; issued and outstanding 2,496,356 shares at
    March 31, 1996, and 2,274,420 December 31, 1995                           249                  227

    Common stock subscribed; 5,482,254 shares (Note 2)                  1,303,410            1,303,410

     Additional paid-in capital                                        25,221,764           25,115,717

     Accumulated deficit                                              (27,565,375)         (26,663,376)
                                                                      -----------         ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (1,034,952)            (239,022)
                                                                      -----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 7,107,669         $  8,229,843
                                                                      ===========         ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                             -----------------------------------
                                             March 31, 1996       March 31, 1995
                                             --------------       --------------
REVENUES - Testing services                      2,562,367         $ 2,165,082

COSTS AND EXPENSES

    Cost of sales and testing services           1,760,349           1,475,154

    Selling, general and administrative          1,453,222           1,403,499

    Provision for doubtful accounts                 71,632              51,226
                                               -----------         -----------

         TOTAL COSTS AND EXPENSES                3,285,203           2,929,879
                                               -----------         -----------

OPERATING LOSS                                 $  (722,836)        $  (764,797)

Other income (expense):

     Interest income                                     0                 136

     Interest expense                             (179,163)           (201,590)
                                               -----------         -----------

NET LOSS                                        $ (901,999)        $  (966,251)
                                               ===========         ===========

NET LOSS PER SHARE                              $    (0.38)         $    (0.66)
                                               ===========         ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
                                                 2,403,722           1,467,564
                                               ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                           ---------------------------------
                                                           March 31, 1996     March 31, 1995
                                                           --------------     --------------
OPERATING ACTIVITIES

Net loss                                                      $(901,999)        $(966,251)

ADJUSTMENTS TO  RECONCILE NET LOSS TO  NET CASH USED
IN OPERATING ACTIVITIES:

  Gain on Sale of Assets                                       (143,690)             --

  Depreciation                                                  327,203           320,399

  Amortization of discount on notes payable                      34,814            38,272

  Amortization of intangibles                                    40,358            41,193

  Provision for doubtful accounts                                68,882            51,226

CHANGES IN OPERATING ASSETS AND LIABILITIES:

  Trade receivables                                             559,731           158,634

  Inventories                                                  (183,191)            4,057

  Prepaid expenses                                               94,378           133,668

  Deposits                                                            0               (50)

  Accounts payable                                              222,150            75,385

  Accrued liabilities                                          (246,505)          (58,144)

  Accrued payroll and accrued payroll taxes                    (107,177)          (98,007)

  Accrued Restructure Costs                                        --                --
                                                              ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                          (235,046)         (299,618)

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                   ---------------------------------
                                                   March 31, 1996     March 31, 1995
                                                   --------------     --------------
INVESTING ACTIVITIES

  Proceeds from sale of equipment                       179,391              --

  Additions to equipment and improvements              (131,576)         (162,949)
                                                      ---------         ---------

  Net cash provided by investing activities              47,815          (162,949)

FINANCING ACTIVITIES

  Pay down of SVB Line of Credit                       (346,908)         (155,012)

  Principal payments under note and capital
  lease payable                                        (376,549)          (61,422)

  Proceeds from issuance of notes payable               600,000           500,000
                                                      ---------         ---------

  Net cash provided by financing activities            (123,457)          283,566

  Net (decrease) in cash                               (310,688)         (179,001)

  Cash and cash equivalents at beginning of
  period                                                327,035           244,491
                                                      ---------         ---------

  Cash and cash equivalents at end of period          $  16,347         $  65,490
                                                      =========         =========

  Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:

  Interest                                            $ 135,572         $  55,035
                                                      =========         =========

  Income taxes                                             --                --
                                                      =========         =========

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

     In the opinion of management, the accompanying unaudited financial statements for the three months ended March 31, 1996 and 1995 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1996 and 1995 and the results of operations and cash flows for the three months then ended.

     For further information refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts shown in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2: Stockholders' Equity

     In January 1995, the Company raised $500,000 from Proactive Partners L.P. ("Proactive") and Lagunitas Partners L.P. ("Lagunitas") in exchange for a promissory note (the "Bridge Note"). The note bore interest at prime plus 4% and became due, after extension, on May 31, 1995. In June of 1995, the Company completed a restructuring of the Bridge Note and Proactive's and Lagunitas's portion of the promissory note payable to stockholders. Proactive and Lagunitas agreed to exchange the Bridge Note of $500,000 plus accrued interest of $25,644, their promissory note, which was $273,038 plus accrued interest of $4,728, and cash of $500,000 for 260.7 shares of the Company's Series DDD Convertible Preferred Stock. This Series DDD Preferred Stock was never issued. In April 1996, pursuant to the 1995 Recapitalization Agreement Amendment between the Company and Proactive and Lagunitas, 5,482,254 shares of Common Stock were issued in lieu of the Series DDD Convertible Preferred Stock identified above. As this stock had not been issued at March 31, 1996, it is recorded in the accompanying financial statements as Common Stock Subscribed.

     As discussed is Note 3, in March 1996, the Company entered into Secured Promissory Note Agreements with Proactive and Lagunitas in the amounts of $425,000 and $175,000, respectively, which are due April 1, 1997. These notes bear interest at a rate of 8% and are immediately convertible into a new series of Preferred Stock. The new series of Preferred Stock is convertible into

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

4,800,000 shares of Common Stock upon approval by the shareholders of an increase in the total number of authorized shares of Common Stock.

     On February 6, 1996, 201,936 shares of Common Stock were issued as the Company's contribution to its employee's 401(k) plan. The annual contribution is made at the Company's discretion. The Company has elected not to make a discretionary contribution for the current plan year.

     On February 28, 1996, the Company issued 20,000 shares of Common Stock to Protank, Inc. ("Protank") pursuant to a binding settlement agreement which was reached in November 1995. The Company had been sued by Protank for alleged breach of contract and intentional misrepresenation regarding the Company's performance under a license arrangement. There are no further stock transfers due under the settlement agreement.

NOTE 3: Debt

     On February 13, 1996, in exchange for its promissory notes, the Company received $175,000 each from Proactive and from Lagunitas. The notes bore interest at the rate of Prime plus 2% and became due June 12, 1996. In March 1996, in order to effect the restructure of the $2,450,000 note payable to Gilbarco, Inc. (see "Gilbarco" below), the Company received an additional $250,000 from Proactive. In exchange for this $250,000 and for the $175,000 notes described above, the Company issued debentures to Proactive and Lagunitas in the amounts of $425,000 and $175,000 respectively (the "1996 Funding Agreement"). The debentures have an interest rate of 8%. Principal and accrued interest are due April 1, 1997. The debentures are immediately convertible into a new series of preferred shares having a conversion into 4,800,000 shares of the Company's Common Stock, contingent upon shareholder approval of an increase in the number of shares of Common Stock authorized.

     On March 27, 1995, the Company entered into a financing agreement (the "Financing Agreement") with Silicon Valley Bank ("SVB") that provides for the financing of accounts receivable up to $1,500,000 based on eligible accounts receivable balances, as defined, not to exceed 80% of gross receivable balances. Advances under the Financing Agreement originally accrued interest at 1.75% per month plus an administative fee of 0.5% per month. Effective January 25, 1996, the interest rate was reduced to 1.25% per month plus an administrative fee of 0.5%. In March 1996, the Financing Agreement was renewed for a one-year term to March 1997.

     In April 1994, the Company purchased certain assets, primarily vehicles and test equipment, from Gilbarco Environmental Services Division ("Gilbarco"). This purchase was financed in part by a $2,450,000 six-year note bearing interest at prime minus 1%, which was collateralized by the assets acquired. In March 1996 the Company entered into an agreement with Gilbarco to amend the $2,450,000 note agreement. This amendment provided for revised terms including a down payment of $256,000 due on or before March 29, 1996. This down payment was funded by additional debt obtained from Proactive Partners (see Note 2 above). Per the amendment, the remaining Gilbarco debt will be forgiven in total upon the receipt by Gilbarco of any one of the following repayment incentive amounts as of the indicated dates. If none of the following

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

repayment incentive amounts are paid by the indicated dates, the balance of the Gilbarco note becomes due in full on July 1, 1997. The repayment incentive amounts are as follows: $256,000 by June 30, 1996; $384,000 by September 30, 1996; $512,000 by December 31, 1996; $640,000 by March 31, 1997; or $768,000 by
June 30, 1997.

     At December 31, 1995, the Company had outstanding six separate notes comprising subordinated debt in the aggregate amount of $517,365 which was due in five equal annual installments beginning in April 1996. In exchange for an increase in the interest rate from 8% to 10%, the Company has negotiated extensions to the payment date of these notes as follows: Two of the notes aggregating $324,609 will be due in equal annual installments over five years beginning October 5, 1996; four of the notes aggregating $192,756 will be due in equal annual installments over three years beginning October 5, 1996. In addition, the expiration date of warrants to purchase 126,433 shares of the Company's Common Stock has been extended an additional three years.

NOTE 4: Foreign Operations

     In February 1996, the Company completed a licensing and equipment sale transaction with a group in South Korea. The agreement calls for the sale by the Company of certain tank testing equipment to the Korean group along with a license to utilize the Company's Suretest technology in Korea. In return, the Company received $179,390 and, on an ongoing basis, will receive test report analysis fees.

     A similar transaction was signed in April 1996 by the Company with a group in Eastern Canada in the amount of $74,200.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company had a net loss of $901,999 for the three months ended March 31, 1996, compared to a net loss of $966,251 for the three months ended March 31, 1995. An explanation of the variances between periods for each of the major categories follows.

     The following table reflects the percentage relationship to net sales of certain items included in the company's statement of operations for the three month periods ended March 31, 1996 and 1995.

                                                       Three Months Ended
                                                 -------------------------------
                                                 March 31, 1996   March 31, 1995
                                                 --------------   --------------
Revenues                                              100%            100%

Costs and Expenses

  Cost of Sales and Testing                            68%             68%

  Selling, General and  Administrative                 57%             65%

  Provision for Doubtful Accounts                       3%              2%

  Interest Expense                                      7%              9%
                                                      ---             ---

  Total Costs and Expenses                            135%            144%
                                                      ---             ---

Net Loss                                               35%            (44)%
                                                      ===             ===

Revenues

     Revenues for the three months ended March 31, 1996 were $2,562,367, an increase of $397,285, or 18%, compared to the three months ended March 31, 1995. Average revenue per van day (revenue from domestic UST testing and tank management divided by van days worked) increased from approximately $963 for the three months ended March 31, 1995 to $1,008 for the three months ended March 31, 1996, while total volume increased by 1%, from 2,153 van days worked in the first quarter of 1995 to 2,180 in the first quarter of 1996. The increase in revenue per van day was due to testing multiple sites per van per day.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Sales and Testing Services

     Cost of sales and testing services for the three months ended March 31, 1996 was $1,760,349 (68% of revenue), an increase of $285,195, or 19%, compared to $1,475,154 (68% of revenue), for the three months ended March 31, 1995. The increase in cost of sales was due primarily to the increase in the number of van days sold. The cost of sales as a percent of revenues did not change. The gross margin was $802,018 (32% of revenue) for 1996, compared to $689,928 (32% of revenue) for 1995. The gross margin percentage was comparable to the prior year.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 1996 was $1,453,222 (57% of revenue), an increase of $49,723 or 4%, compared to the three months ended March 31, 1995. The increase in selling, general, and administrative expenses was due to the addition of staff for the Compliance Management division.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended March 31, 1996 was $71,632, or 3% of sales, compared to $51,226, which was 2% of sales, for the three months ended March 31, 1995. The increase of $20,406 was due to an increase in sales.

Interest Expense

Interest expense for the three months ended March 31, 1996 was $179,163, a decrease of $22,427, or 11%, compared to the three months ended March 31, 1995. The decrease is due to decreased amortization of the discount on notes payable.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Loss

     For the three months ended March 31, 1996, the Company incurred a net loss of $901,999, a decrease of $64,252, or 7% compared to the net loss of $966,251 for the three months ended March 31, 1995. The decrease in net loss was due to an increase in revenue per van day as described above.

Liquidity and Capital Resources

     At March 31, 1996, the Company had a working capital deficit of $1,932,801, compared to a working capital deficit of $1,818,766 at December 31, 1995.

     At March 31, 1996, the Company had outstanding long-term debt (including current maturities but not including the amounts borrowed under the Financing Agreement) of $4,539,153 compared to $4,280,888 at December 31, 1995. During the quarter the Company received $425,000 from Proactive and $175,000 from Lagunitas in exchange for its promissory notes. These notes bear interest at the rate of 8% and are due April 1, 1997. It is the intention of the Company to convert these notes to equity, pending stockholder approval of an increase in the number of common shares authorized. These funds were used to finance operations and to provide the down payment required under the Gilbarco restructure agreement. See Note 3.

     The Company has been able to restructure much of its long-term debt, including the amounts payable to Gilbarco. See Note 3 above. The Company also was able to restructure the payment schedule of its subordinated debt; annual payments are now due in October as opposed to April. See Note 3. During the quarter the Company's Financing Agreement was renewed for a one-year term to March 1997.

     At March 31, 1996, the Company had $318,513 of debt that matures within the next twelve months, not including amounts due under the Financing Agreement. Management of the Company expects that additional cash will be required to fund the operations of the Company. Although management of the Company is devoting substantial effort to the pursuit of funding sources, there is no assurance that such efforts will continue to be successful.

     If the Company's cash flow from operations and other capital resources are insufficient to meet its debt requirements, the Company may be required to take other actions including cost reduction measures, dispositions of assets or a combination of these and other actions which are currently not foreseeable. Such actions could have an adverse effect on the Company's financial condition and results of operations.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

     In January and February 1995, the Company received loans of $200,000 and $300,000, respectively, from Proactive Partners in exchange for its promissory note. The note is due May 31, 1995; it is the intention of the Company to convert this note to equity, and discussions are currently in process toward that intention. Although there can be no assurances, the Company believes that this conversion will occur. See Note 4 to Condensed Consolidated Financial Statements.

     At March 31, 1995, the Company has $1,030,807 of debt that matures within the next twelve months, and management of the Company expects that additional cash will be required to fund the operations of the Company. Although management of the Company is devoting substantial effort to the pursuit of funding sources, there is no assurance that such efforts will continue to be successful.

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

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

10.85 Sub license Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

10.86 Patent License Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc.

10.87 Amendment to Loan and Security Agreement, dated as of March 17, 1995, between the Registrant and Silicon Valley Bank.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

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

10.101 Certificate of Designation, Preferences and Rights of Series DDD Preferred Stock of NDE Environmental Corporation.

10.102 Promissory Note, dated as of November 6, 1995, between the Registrant and Gilbarco, Inc.

10.103 Promissory Note, dated as of , February 13, 1996, between the Registrant and Proactive Partners, L. P.

10.104 Promissory Note, dated as of , February 13, 1996, between the Registrant and Lagunitas Partners, L. P.

10.105 Second Amendment to NDE Environmental Corporation's Secured Promissory Note, dated as of March 22, 1996, between Registrant and Gilbarco, Inc.

10.106 Settlement Agreement dated as of November 30, 1995 between the Registrant and Protank, Inc.

10.107 1996 Funding Agreement, dated as of, March 27, 1996, between the Registrant, Proactive Partners and Lagunitas Partners, L. P.

 (b)         There were no reports filed on form 8-K for the quarter ended
             March 31, 1996.

Exhibit 21

SUBSIDIARIES OF REGISTRANT

            NDE Testing & Equipment, Inc., a Florida corporation, incorporated on December 23, 1987, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Testing & Equipment, Inc.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

SUBSIDIARIES OF REGISTRANT - Continued

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


                                        NDE ENVIRONMENTAL CORPORATION
                                                (Registrant)


Date:  May 14, 1995
                                        ---------------------------------------
                                        A. Daniel Sharplin
                                        President and Chief Executive Officer





Date:  May 14, 1995
                                        ---------------------------------------
                                        Eric J. (Rick) Hopkins
                                        Vice President and Chief Financial
                                          Officer

                              INDEX TO EXHIBITS





        27   Financial Data Schedule