Form 10QSB
period 1996-06-30
NDE ENVIRONMENTAL CORP
filed 1996-08-14
CIK 851476

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB
(Mark One)


X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
- ---  of 1934 for the quarterly period ended June 30, 1996.

     Transition Report Under to Section 13 or 15(d) of the  Exchange Act for
- ---  the transition period from                    to                  .


                         Commission File Number 1-10361

                         NDE ENVIRONMENTAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

                Delaware                              95-3634420
       (State of Incorporation)        (IRS Employer Identification No.)


             8900 Shoal Creek Blvd., Bldg. 200, Austin, Texas 78757
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code (512) 451-6334


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


                            YES   X     NO
                                -------    -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                CLASS          OUTSTANDING AT AUGUST 10, 1996
                ------         ------------------------------
                Common                   7,978,610

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----    ------

This report consists of _______________ sequentially numbered pages.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES






                                     INDEX


                                                                    Page Number

PART I   Financial Information.........................................

ITEM 1   Financial Statements (Unaudited)..............................

         Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995...........................

         Condensed Consolidated Statements of Operations -
         Three Months Ended June 30, 1996 and 1995.....................

         Condensed Consolidated Statements of Operations -
         Six Months Ended June 30, 1996 and 1995......................

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June  30, 1996 and 1995......................

         Notes to Condensed Consolidated Financial Statements..........

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................

PART II  Other Information.............................................

ITEM 4   Submission of Matters to a Vote of Security Holders...........

ITEM 5   Other Information.............................................

ITEM 6   Exhibits and Reports on Form 8K...............................

         Signatures....................................................

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                                                             June 30, 1996  December 31, 1995
                                                             -------------  -----------------
ASSETS                                                        (Unaudited)        (Note)

CURRENT ASSETS

  Cash                                                            $23,885           $327,035
  Trade accounts receivable, less
  allowance for doubtful accounts of
  $293,611 in 1996 and $289,512 in 1995                         1,757,155          2,162,593

  Inventories                                                     293,207            175,173

  Prepaid expenses and other current assets                        73,466            245,645
                                                               ----------         ----------

TOTAL CURRENT ASSETS                                            2,147,713          2,910,446

EQUIPMENT AND IMPROVEMENTS, net of accumulated
  depreciation of $6,657,885 in 1996 and $6,004,770 in
  1995                                                          3,701,475          4,027,037

INTANGIBLE ASSETS

  Patents, net of accumulated amortization of $269,589 in
  1996 and $232,042 in 1995                                       416,806            454,353

  License, net of accumulated amortization of $251,847 in
  1996 and $215,940 in 1995                                       667,270            703,177

  Other Intangibles, net of accumulated amortization of
  $137,529 in 1996 and $130,265 in 1995                            35,107             42,371

Deposits and other assets                                          97,181             92,459
                                                               ----------         ----------
                                                               $7,065,552         $8,229,843
                                                               ==========         ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June 30, 1996  December 31, 1995
                                                                  -------------  -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY                               (Unaudited)        (Note)

CURRENT LIABILITIES

  Accounts payable                                                   1,013,687           $751,944

  Accrued liabilities                                                  732,689          1,322,457

  Accrued payroll and payroll taxes                                    507,022            636,369

  Current maturities of notes payable and
    financing agreement                                              3,360,141          2,018,442
                                                                    ----------         ----------

TOTAL CURRENT LIABILITIES                                            5,613,539          4,729,212

  Long Term Debt, less Current Portion (See Note 3)                  2,916,375          3,739,653
                                                                    ----------         ----------

TOTAL  LIABILITIES                                                   8,529,914          8,468,865
                                                                    ----------         ----------

STOCKHOLDERS' EQUITY  (SEE NOTE 2)
  Series AAA Convertible  Preferred Stock, $.0001
  par value; authorized, 400  shares; issued and
  outstanding 1 share stated   at liquidation
  value of $5,000 per share.                                             5,000              5,000

  Common stock, $.0001 par value; authorized,
  10,000,000 shares; issued and outstanding
  7,978,610 shares  at June 30, 1996, and
  2,274,420 December 31, 1995.                                             799                227

  Common stock subscribed, 0 shares at June 30,
  1996,  5,482,254 shares at December 31, 1995
  (Note 2)                                                                   0          1,303,410

  Additional paid-in capital                                        26,524,624         25,115,717

  Accumulated deficit                                              (27,994,785)       (26,663,376)
                                                                    ----------         ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,464,362)          (239,022)
                                                                    ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $7,065,552         $8,229,843
                                                                    ==========         ==========

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES




                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                       ------------------
                                                  June 30, 1996  June 30, 1995
                                                  -------------  -------------
REVENUES - Testing services                           2,811,983     $2,830,499
           Other                                        166,256         90,720

COSTS AND EXPENSES

  Cost of sales and testing services                  1,771,708      1,818,671

  Selling, general and administrative                 1,404,568      1,320,186

  Provision for doubtful accounts                        43,096         64,107
                                                      ---------      ---------

      TOTAL COSTS AND EXPENSES                        3,219,372      3,202,964
                                                      ---------      ---------

OPERATING LOSS                                        ($241,133)     ($281,745)

  Other income (expense):

    Interest income                                          37             22

    Interest expense                                   (188,314)      (204,702)
                                                      ---------      ---------

NET LOSS                                              ($429,410)     ($486,425)
                                                      =========      =========

NET LOSS PER SHARE                                       ($0.06)        ($0.25)
                                                      =========      =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -                           6,713,479      1,946,112
                                                      =========      =========

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Six Months Ended
                                                      ----------------

                                                  June 30, 1996  June 30, 1995
                                                  -------------  -------------
REVENUES - Testing services                           5,131,559     $4,995,581
           Other                                        409,047         90,720

COSTS AND EXPENSES

  Cost of sales and testing services                  3,532,057      3,293,825

  Selling, general and administrative                 2,857,790      2,723,685

  Provision for doubtful accounts                       114,728        115,333
                                                     ----------     ----------

       TOTAL COSTS AND EXPENSES                       6,504,575      6,132,843
                                                     ----------     ----------

OPERATING LOSS                                        ($963,969)   ($1,046,542)

  Other income (expense):

  Interest income                                            37            158

  Interest expense                                     (367,477)      (406,292)
                                                     ----------     ----------

NET LOSS                                            ($1,331,409)   ($1,452,676)
                                                     ==========     ==========

NET LOSS PER SHARE                                       ($0.29)        ($0.85)
                                                     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             4,558,601      1,708,160
                                                     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         Six Months Ended
                                                                         ----------------
                                                                    June 30, 1996  June 30, 1995
                                                                    -------------  -------------
OPERATING ACTIVITIES

Net loss                                                             ($1,331,409)   ($1,452,676)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:

  Gain on Sale of Assets                                                (199,711)       (34,334)

  Depreciation                                                           653,115        653,232

  Amortization of discount on notes payable                               62,809         70,613

  Amortization of intangibles                                             80,718         82,385

  Provision for doubtful accounts                                        114,728        121,224

CHANGES IN OPERATING ASSETS AND LIABILITIES:

  Trade receivables                                                      290,710       (265,757)

  Inventories                                                           (160,713)         3,572

  Prepaid expenses                                                       172,179         97,269

  Deposits                                                                (4,722)       (17,641)

  Accounts payable                                                       261,743        (66,320)

  Accrued liabilities                                                   (586,018)      (219,327)

  Accrued payroll and accrued payroll taxes                              (27,028)        95,435
                                                                      -------------  ----------

NET CASH USED IN OPERATING ACTIVITIES                                   (673,599)      (932,325)

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                  ----------------
                                                                                            June 30, 1996  June 30, 1995
                                                                                            -------------  -------------
INVESTING ACTIVITIES

  Purchase of Licenses                                                                                 0           (525)

  Proceeds from sale of equipment                                                                253,590         87,000

  Additions to equipment and improvements                                                       (312,309)      (229,312)
                                                                                            -------------  -------------

  Net cash provided by investing activities                                                      (58,719)      (142,837)

FINANCING ACTIVITIES

  Proceeds from (Pay down) Line of Credit                                                        (26,442)       748,050

  Principal payments under note and
  capital lease payable                                                                         (394,390)      (508,968)

  Proceeds from issuance of notes payable                                                        850,000        571,615

  Proceeds from Issuance of preferred Stock                                                            0        250,000
                                                                                            -------------  -------------

  Net cash provided by financing activities                                                      429,168      1,060,697

  Net (decrease) in cash                                                                        (303,150)       (14,465)

  Cash and cash equivalents at beginning
  of period                                                                                      327,035        244,491
                                                                                            -------------  -------------

  Cash and cash equivalents at end of
  period                                                                                         $23,885       $230,026
                                                                                            =============  =============

  Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:

  Interest                                                                                      $107,457       $249,376
                                                                                            =============  =============

  Income taxes                                                                                        --             --
                                                                                            =============  =============

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

     In the opinion of management, the accompanying unaudited financial statements for the six months ended June 30, 1996 and 1995 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1996 and 1995, the results of operations for the three and six months then ended, and cash flows for the six months then ended.

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

NOTE 2:  Stockholders' Equity

     In January 1995, the Company raised $500,000 from Proactive Partners L.P. ("Proactive") and Lagunitas Partners L.P. ("Lagunitas") in exchange for a promissory note (the "Bridge Note"). The note bore interest at prime plus 4% and became due, after extension, on May 31, 1995. In June of 1995, the Company completed a restructuring of the Bridge Note and Proactive's and Lagunitas's portions of the promissory note payable to stockholders. Proactive and Lagunitas agreed to exchange the Bridge Note of $500,000 plus accrued interest of $25,644, their promissory note, which was $273,038 plus accrued interest of $4,728, and cash of $500,000 for 260.7 shares of the Company's Series DDD Convertible Preferred Stock. This Series DDD Preferred Stock was never issued. In April 1996, pursuant to the 1995 Recapitalization Agreement Amendment between the Company and Proactive and Lagunitas, 5,482,254 shares of Common Stock were issued in lieu of the Series DDD Convertible Preferred Stock identified above.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     As discussed is Note 3, in March 1996, the Company entered into Secured Promissory Notes with Proactive and Lagunitas in the amounts of $425,000 and $175,000, respectively. In May and June, 1996, the Company entered into additional Secured Promissory Notes with Proactive in the amounts of $150,000 and $100,000, respectively. These notes are all due April 1, 1997, bear interest at a rate of 8% and are immediately convertible into a new series of Preferred Stock. The new series of Preferred Stock is convertible at a price of $0.125 per share into a total of 6,800,000 shares of Common Stock.

     At the annual shareholder meeting held in June 1996, the stockholders approved the Amended and Restated Certificate of Incorporation of the Company which increased the authorized number of shares of Common Stock from 10,000,000 to 50,000,000.


NOTE 3:  Debt

     On February 13, 1996, in exchange for its promissory notes, the Company received $175,000 each from Proactive and from Lagunitas (a total of $350,000). The notes bore interest at the rate of Prime plus 2% and became due June 12, 1996. In March 1996, in order to effect the restructure of the $2,450,000 note payable to Gilbarco, Inc. (see "Gilbarco" below), the Company received an additional $250,000 from Proactive. In May and June 1996, in order to finance its continuing operations, the Company received from Proactive $150,000 and $100,000, respectively. In exchange for these notes (which total $850,000), the Company issued debentures to Proactive in the amounts of $425,000, $150,000, and $100,000 and to Lagunitas in the amount of $175,000 (the "1996 Funding Agreement"). The debentures have an interest rate of 8%. Principal and accrued interest are due April 1, 1997. The debentures are immediately convertible into a new series of preferred shares having a conversion at $0.125 per share into 6,800,000 shares of the Company's common stock. At June 30, 1996, the $850,000 in notes to Proactive and Lagunitas are reflected as a current liability pending conversion, at the Company's discretion, into preferred stock.


     In April 1994, the Company purchased certain assets, primarily vehicles and test equipment, from Gilbarco Environmental Services Division ("Gilbarco"). This purchase was financed in part by a $2,450,000 six-year note bearing interest at prime minus 1%, which was collateralized by the assets acquired.
In March 1996 the Company entered into an agreement with Gilbarco to amend the $2,450,000 note agreement. This amendment provided for revised terms including a down payment of $256,000 due on or before March 29, 1996. This down payment was funded by additional debt obtained from Proactive Partners (see Note 2 above). Per the amendment, the remaining Gilbarco debt will be forgiven in total upon the receipt by Gilbarco of any one of the following repayment incentive amounts as of the indicated dates. If none of the following repayment incentive amounts are paid by the indicated dates, the balance of the Gilbarco note becomes due in full on July 1, 1997.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The repayment incentive amounts are as follows: $256,000 by June 30, 1996; $384,000 by September 30, 1996; $512,000 by December 31, 1996; $640,000 by
March 31, 1997; or $768,000 by June 30, 1997.  At August 13, 1996, the Company
had not made an incentive payment to Gilbarco.


NOTE 4:  Foreign Operations

     In February 1996, the Company completed a licensing and equipment sale transaction with a group in South Korea. The agreement calls for the sale by the Company of certain tank testing equipment to the Korean group along with a license to utilize the Company's Suretest technology in Korea. In return, the Company received $135,000 (net of commissions) and, on an ongoing basis, will receive test report analysis fees.

     In April 1996, the Company completed a licensing and equipment sale transaction with a group in Eastern Canada. The agreement calls for the sale by the Company of certain tank testing equipment to the Canadian group along with a license to utilize the Company's Suretest Technology in Eastern Canada. In return, the Company received $74,000 and, on an ongoing basis, will receive test report analysis fees.

     The gains on these sales of assets are included in "Other Income" in the attached financial statements.


NOTE 5:  Compliance Management Services

     In December 1995, the Company established its Compliance Management Services Division ("CMS") to provide a turn-key compliance management service to certain domestic customers. The Company's CMS division provides administrative, managerial, technical, data processing, and regulatory liaison services to tank owners. For the quarter ended June 30, 1996, CMS revenues were $110,235. For the six months ended June 30, 1996, CMS revenues were $209,336. CMS revenue is included in "Other Income" in the attached financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company had a net loss of $429,410 for the three months ended June 30, 1996, compared to a net loss of $486,425 for the three months ended June 30, 1995. The Company had a net loss of $1,331,409 for the six months ended June 30, 1996, compared to $1,452,676 for the six months ended June 30, 1995. An explanation of the variances between periods for each of the major categories follows.

     The following table reflects the percentage relationship to net sales of certain items included in the company's statement of operations for the three and six month periods ended June 30, 1996 and 1995.

                                                         3 Months Ended
                                                         --------------

                                                 June 30, 1996  June 30, 1995
                                                 -------------  -------------
Revenues                                             100%           100%

Costs and Expenses

  Cost of Sales and Testing                           59%            62%

  Selling, General and  Administrative                47%            45%

  Provision for Doubtful Accounts                      1%             2%

  Interest Expense                                     6%             7%
                                                     ----           ----
  Total Costs and Expenses                           113%           116%
                                                     ----           ----

Net Loss                                             (13%)          (16%)
                                                     ----           ----


                                                      6 Months Ended
                                                      --------------
                                                 June 30, 1996  June 30, 1995
                                                 -------------  -------------
Revenues                                             100%           100%

Costs and Expenses

  Cost of Sales and Testing                           64%            65%

  Selling, General and  Administrative                52%            54%

  Provision for Doubtful Accounts                      2%             2%

  Interest Expense                                     7%             8%
                                                     ----           ----

  Total Costs and Expenses                           125%           129%
                                                     ----           ----

Net Loss                                             (25%)          (29%)
                                                     ----           ----

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenues

     Revenues for the three months ended June 30, 1996 were $2,978,239, an increase of $57,020, or 2%, compared to revenues of $2,921,219 for the three months ended June 30, 1995. Revenues for the six months ended June 30, 1996 were $5,540,606, an increase of $454,305, or 9%, compared to revenues of $5,086,301 for the six months ended June 30, 1995. The increase for the three months ended June 30, 1996 was due to the Company's CMS division, which billed $110,235 during the quarter. This segment did not exist in the prior year. CMS revenue was $209,336 for the six month period, which contributed to the increase in revenue over the comparable period of the prior year.

     Average revenue per van day (revenue from domestic UST testing and tank management divided by van days worked) decreased by $36 or 3% from approximately $1,075 for the three months ended June 30, 1995 to $1,039 for the three months ended June 30, 1996, while total volume increased by 5% from 2,480 van days worked during the three months ended June 30, 1995 to 2,604 van days worked during the three months ended June 30, 1996. For the six months ended June 30, 1996 average revenue per van day was $1,025, an increase of $2, from the $1,023 achieved during the six months ended June 30, 1995. Total volume increased by 151 van days worked, or 3% for the six month period. The decrease in revenue per van day was due to decreased pricing.


Cost of  Sales and  Testing Services

     Cost of sales and testing services for the three months ended June 30, 1996 was $1,771,708 (59% of revenue), a decrease of $46,963, or 3%, compared to $1,818,671 (62% of revenue), for the three months ended June 30, 1995. The decrease in cost of sales was due primarily to more efficient scheduling of the
Company's fleet.   The cost of sales for the six months ended June 30, 1996 was
$3,532,057, an increase of $238,232, or 7%, compared to $3,293,825 for the six months ended June 30, 1995. This increase is due to increased volume. As a percent of sales, cost of sales was 64% for the six months ended June 30, 1996, compared to 65% for the six months ended June 30, 1995. This decrease is due to more efficient scheduling of the Company's fleet.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 1996 was $1,404,568 (47% of revenue), an increase of $84,382 or 6%, compared to $1,320,186 for the three months ended June 30, 1995. Selling, general and administrative expense for the six months ended June 30, 1996 was $2,857,790 (52% of revenue), an increase of $134,105 compared to $2,723,685 (54% of revenue) for the six months period ended June 30, 1995. The increase in selling, general, and administrative expenses was due to the addition of staff for the CMS segment.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Provision for Doubtful Accounts

     In April 1996, as a result of a management review of the history of uncollectable accounts, the determination was made to decrease the amount reserved for doubtful accounts from 2.5% to 1.25% of domestic sales and from 25% to 10% of foreign sales. The provision for doubtful accounts for the three months ended June 30, 1996 was $43,096, or 1.5% of sales, a decrease of $21,011, or 33%, compared to $64,107, or 2.2% of sales, for the three months ended June 30, 1995. For the six months ended June 30, 1996, the provision for doubtful accounts was $114,728 or 2.1% of sales, a decrease of $605 compared to $115,333 or 2.3% of sales for the six months ended June 30, 1995. The decreases of $21,011 for the three month period and $605 for the six month period are due to a change in the Company's accounting policies, as discussed above.

Interest Expense

     Interest expense for the three months ended June 30, 1996 was $188,314 (6% of revenue), a decrease of $16,388, or 8%, compared to $204,702 (7% of revenue) for the three months ended June 30, 1995. For the six months ended June 30, 1996, interest expense was $367,477 (7% of revenue), a decrease of $38,815, or 10%, compared to $406,292 (8% of revenue) for the six months ended June 30, 1995. The decreases are due primarily to reduced interest rates on the Company's line of credit line with Silicon Valley Bank ("SVB").

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Loss

     For the three months ended June 30, 1996, the Company incurred a net loss of $429,410 (13% of sales), a decrease of $57,015, or 12% compared to the net loss of $486,425 (17% of sales) for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company had a net loss of $1,331,409 (25% of sales) compared to a net loss of $1,452,676 (29% of sales) for the six months ended June 30, 1995. The decrease in net loss was due increased volume, to more efficient scheduling of the Company's fleet, and to decreased interest expense.

Liquidity and Capital Resources

     At June 30, 1996, the Company had a working capital deficit of $3,465,826
compared to a working capital deficit of $1,818,766 at December 31, 1995.   The
increase of $1,647,060 is due primarily to a decrease in current assets of approximately $750,000, additional borrowing from Proactive of $850,000, and a reclassification to current liabilities of the Term Loan from Silicon Valley Bank of $750,000.

     At June 30, 1996, the Company had outstanding long-term debt (including current maturities) of $6,276,516, compared to $5,758,095 at December 31, 1995. During the six months ended June 30, 1996, the Company received $675,000 from Proactive and $175,000 from Lagunitas in exchange for its promissory notes. These notes bear interest at the rate of 8% and are due April 1, 1997. It is the intention of the Company to convert these notes to equity. These funds were used to finance the operations of the Company and to provide the down payment required under the Gilbarco restructure agreement. See Note 3.

     The Company has been able to restructure much of its long-term debt,
including the amounts payable to Gilbarco.  See Note 3 above.   The Company
also was able to restructure the payment schedule of its subordinated debt; annual payments are now due in October as opposed to April.

     At June 30, 1996 the Company had $1,909,376 of debt that matures within the next twelve months, not including amounts due under the Financing Agreement. Management of the Company expects that additional cash will be required to fund the operations of the Company. Although management of the Company is devoting substantial effort to the pursuit of funding sources, there is no assurance that such efforts will continue to be successful.

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES




PART II  OTHER INFORMATION

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 annual meeting of the stockholders of the Company was held on June 26, 1996. The following directors were elected at the meeting: Jay Allen Chaffee; Charles C. McGettigan; A. Daniel Sharplin; Michael S. Taylor; and Myron A. Wick III.

The following matters were voted upon at the meeting:

1. Proposal to adopt amended and restated certificate of incorporation (increasing the authorized number of shares of common stock from 10,000,000 to 50,000,000.

                             Votes for:  6,772,197  Votes against:  30,550

2.  Election of directors:

    Jay Allen Chaffee:       Votes for:  6,789,277  Votes against:  13,470

    Charles C. McGettigan    Votes for:  6,789,277  Votes against:  13,470

    A. Daniel Sharplin       Votes for:  6,789,277  Votes against:  13,470

    Michael S. Taylor        Votes for:  6,789,277  Votes against:  13,470

    Myron A. Wick III        Votes for:  6,789,277  Votes against:  13,470


3. Proposal to amend the 1989 Stock Option Plan to increase the number of shares reserved thereunder from 248,250 to 2,500,000.

   Votes for:  6,770,743   Votes against:  29,668    Votes abstain:  2,336

4. Proposal to ratify selection of Ernst & Young as the Company's independent public accountants for 1996:

   Votes for:  6,801,751   Votes against:  991       Votes abstain:  5

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

ITEM 5:     OTHER INFORMATION

Corporate Office Relocation

     Due to the growth of the Company's CMS division, the Wall Street facility no longer provided sufficient space to meet the Company's requirements. In April 1996 the Company relocated its Corporate Offices from 8906 Wall St. #306, Austin, Texas to 8900 Shoal Creek Blvd. Bldg. 200, Austin, Texas. The Shoal Creek facility covers approximately 11,550 square feet (compared to 8,000 square feet at the Wall Street facility). The base rental rate at Shoal Creek is $0.70 per square foot, for a total of $8,085 per month compared to a base rental rate of $0.60 per share foot, for a total of $4,900 per month at the Wall Street facility. The Shoal Creek lease is effective from April 1996 through January 2000. The Company remains obligated under the terms of the Wall Street lease, which expires April 30, 1999. The Company expects to sub-lease the Wall Street facility at favorable rates; at August 13, 1996 the Wall Street building has been approximately 15% subleased.

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




                  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

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




                  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


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




                  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


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





                  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

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

10.103 Promissory Note, dated as of February 13, 1996, between the Registrant and Proactive Partners, L. P.

10.104 Promissory Note, dated as of February 13, 1996, between the Registrant and Lagunitas Partners, L. P.

10.105 Second Amendment to NDE Environmental Corporation's Secured Promissory Note, dated as of March 22, 1996, between Registrant and Gilbarco, Inc.

10.106 Settlement Agreement dated as of November 30, 1995 between the Registrant and Protank, Inc.

10.107 1996 Funding Agreement, dated as of March 27, 1996, between the Registrant, Proactive Partners and Lagunitas Partners, L.P.

10.108 1996 Additional Funding Agreement, dated as of March 15, 1996, between the Registrant and Proactive Partners, L.P.

10.109 1996 Second Additional Funding Agreement, dated as of June 13, 1996, between the Registrant and Proactive Partners, L.P.



(b) There were no reports filed on form 8-K for the quarter ended March 31, 1996.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES





                  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

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


                                    NDE ENVIRONMENTAL CORPORATION
                                            (Registrant)


Date:  August 14, 1996              /s/ A. DANIEL SHARPLIN
                                    _____________________________
                                    A. Daniel Sharplin
                                    President and Chief Executive Officer





Date:  August 14, 1996              /s/ ERIC J. (RICK) HOPKINS
                                    _____________________________
                                    Eric J. (Rick)  Hopkins
                                    Vice President and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.             Description
- -----------             -----------

 10.108                 1996 Additional Funding Agreement

 10.109                 1996 Second Additional Funding Agreement

 27                     Financial Data Schedule