Form 10QSB
period 1996-09-30
NDE ENVIRONMENTAL CORP
filed 1996-11-14
CIK 851476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)

    /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

    / / Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to_____________ . _______

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


             8900 Shoal Creek Blvd., Bldg. 200, Austin, Texas 78757
             ------------------------------------------------------
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code (512) 451-6334


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              YES  /X/  NO  / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         CLASS                OUTSTANDING AT NOVEMBER 8, 1996
         -----                -------------------------------
        Common                           7,978,610


Transitional Small Business Disclosure Format (check one):  Yes / /  No /X/

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                       Page Number
PART I             Financial Information...............................................................       3

ITEM 1             Financial Statements (Unaudited)....................................................       3

                   Condensed Consolidated Balance Sheets -
                   September 30, 1996 and December 31, 1995............................................       3

                   Condensed Consolidated Statements of Operations -
                   Three Months Ended September 30, 1996 and 1995......................................       5

                   Condensed Consolidated Statements of Operations -
                   Nine Months Ended September 30, 1996 and 1995.......................................       6

                   Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1996 and 1995.......................................       7

                   Notes to Condensed Consolidated Financial Statements................................       9

ITEM 2             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................................      13

PART II            Other Information...................................................................      18

ITEM 6             Exhibits and Reports on Form 8K.....................................................      18

                   Signatures..........................................................................      19

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                  September 30, 1996                   December 31, 1995
                                                                  ------------------                   -----------------
ASSETS                                                                (Unaudited)                            (Note)
CURRENT ASSETS

    Cash                                                                 $20,575                             $327,035

    Trade accounts receivable, less allowance for
    doubtful accounts of $363,564 in 1996 and $289,512 in 1995         1,715,792                            2,162,593

    Inventories                                                          232,401                              175,173

    Prepaid expenses and other current assets                            192,913                              245,645
                                                                      ----------                           ----------
TOTAL CURRENT ASSETS                                                   2,161,681                            2,910,446

EQUIPMENT AND IMPROVEMENTS, net of
   accumulated depreciation of $6,980,246 in 1996
   and $6,004,770 in 1995                                              2,544,564                            4,027,037

INTANGIBLE ASSETS

   Patents, net of accumulated amortization of $288,363
   in 1996 and $232,042 in 1995                                          398,032                              454,353

   License, net of accumulated amortization of $302,106
   in 1996 and $215,940 in 1995                                          617,011                              703,177

   Other Intangibles, net of accumulated amortization of
   $190,300 in 1996 and $130,265 in 1995                                 259,472                               42,371

   Deposits and other assets                                              68,496                               92,459
                                                                      ----------                           ----------
                                                                      $6,049,256                           $8,229,843
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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     September 30, 1996       December 31, 1995
                                                                     ------------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)                (Note)
CURRENT LIABILITIES

   Accounts payable                                                       $1,233,603                $751,944

   Accrued liabilities                                                       637,811               1,322,457

   Accrued payroll and payroll taxes                                         488,933                 636,369

   Current maturities of notes payable and
     financing agreement                                                   2,854,461               2,018,442
                                                                          ----------              ----------
TOTAL CURRENT LIABILITIES                                                  5,214,808               4,729,212

   Long Term Debt, less Current Portion (See Note 3)                       1,056,086               3,739,653
                                                                          ----------              ----------
TOTAL LIABILITIES                                                          6,270,894               8,468,865
                                                                          ----------              ----------

STOCKHOLDERS' EQUITY (SEE NOTE 2)

    Series AAA Convertible Preferred Stock, $.0001 par
    value; authorized, 400 shares; issued and outstanding 1
    share stated at liquidation value of $5,000 per share.                     5,000                   5,000

    Common stock, $.0001 par value; authorized, 50,000,000
    shares; issued and outstanding 7,978,610 shares at
    September 30, 1996, and 2,274,420 December 31, 1995.                         799                     227

    Common stock subscribed, 8,000,000 shares at September                 1,035,882               1,303,410
    30, 1996, 5,482,254 shares at December 31, 1995 (Note 2)

     Additional paid-in capital                                           26,524,624              25,115,717

     Accumulated deficit                                                 (27,787,943)            (26,663,376)
                                                                          ----------              ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (221,638)               (239,022)
                                                                          ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $6,049,256              $8,229,843
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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                               Three Months Ended
                                                                               ------------------
                                                               September 30, 1996                 September 30, 1995
                                                                 --------------                    -------------
REVENUES - Testing services                                        $ 2,911,029                        $2,976,560
    Other                                                              186,868                           173,400

COSTS AND EXPENSES
    Cost of sales and testing services                               1,915,355                         1,859,656

    Selling, general and administrative                              1,674,841                         1,649,497

    Provision for doubtful accounts                                     54,879                            83,332
                                                                   -----------                        ----------
        TOTAL COSTS AND EXPENSES                                     3,645,075                         3,592,485

    Non-recurring charge (Note 4)                                      833,321                              --
                                                                   -----------                        ----------
OPERATING LOSS                                                     ($1,380,499)                        ($442,525)

     Interest expense                                                 (225,808)                         (206,881)
                                                                   -----------                        ----------
NET LOSS BEFORE EXTRAORDINARY ITEM                                  (1,606,307)                        ($649,406)

     Extraordinary Item (Note 3)                                    1,813,149                              --
                                                                   -----------                        ----------

NET INCOME (LOSS)                                                     $206,842                         ($649,406)
                                                                   ===========                        ==========
NET LOSS BEFORE EXTRAORDINARY ITEMS, PER SHARE                          ($0.20)                           ($0.29)

     Extraordinary Item, per Share                                        0.23                              --
                                                                   -----------                        ----------
NET INCOME (LOSS) PER SHARE                                              $0.03                            ($0.29)
                                                                   ===========                        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 7,978,610                         2,273,420
                                                                   ===========                        ==========

     See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                            -----------------
                                                               September 30, 1996           September 30, 1995
                                                               ------------------           ------------------
REVENUES - Testing services                                        $ 8,042,588                  $ 7,978,751
     Other                                                             595,915                      257,510

COSTS AND EXPENSES

    Cost of sales and testing services                               5,447,412                    5,153,481

    Selling, general and administrative                              4,532,631                    4,373,181

    Provision for doubtful accounts                                    169,607                      198,665
                                                                   -----------                  -----------
        TOTAL COSTS AND EXPENSES                                    10,149,650                    9,725,327

    Non-recurring charge (Note 4)                                      833,321                       -
                                                                   -----------                  -----------
OPERATING LOSS                                                     ($2,344,468)                 ($1,489,066)

Other income (expense):

     Interest income                                                        37                          158

     Interest expense                                                 (593,285)                    (613,174)

NET LOSS BEFORE EXTRAORDINARY ITEM                                  (2,937,716)                 ($2,102,082)
         Extraordinary Item (Note 3)                                 1,813,149                       -
                                                                   -----------                  -----------
NET (LOSS)                                                         ($1,124,567)                 ($2,102,082)

NET LOSS BEFORE EXTRAORDINARY ITEM,
  PER SHARE                                                             ($0.64)                      ($1.11)

         Extraordinary Item, per Share                                    0.40                       -
                                                                   -----------                  -----------
NET INCOME (LOSS) PER SHARE                                             ($0.24)                      ($1.11)
                                                                   ===========                  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                          4,558,601                    1,898,651
                                                                   ===========                  ===========


     See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 Nine Months Ended
                                                                 -----------------
                                                   September 30, 1996            September 30, 1995
                                                   ------------------            ------------------
Operating activities

Net loss                                              ($1,124,567)                ($2,102,082)

Adjustments to reconcile net loss to net cash used in operating activities:

    Extraordinary (Gain)                               (1,813,149)                          -


    Write-down of assets                                  833,321                           -


    Depreciation                                          991,476                   1,003,993

    Amortization of discount on notes
    payable                                                82,679                     128,276

    Amortization of intangibles                           124,568                     123,577

    Gain on Settlement of Accounts Payable                (12,380)                          -

    Provision for doubtful accounts                       169,607                     204,556

    Gain on Sale of Equipment                            (199,711)                   (182,231)


    Changes in operating assets and liabilities:

    Trade receivables                                     278,029                    (697,843)

    Inventories                                          (167,572)                    (51,204)

    Prepaid expenses                                       87,970                     227,157

    Deposits                                               23,963                     (25,641)

    Accounts payable                                      481,659                     196,316

    Accrued liabilities                                  (236,300)                    (19,607)

    Accrued payroll and accrued payroll taxes            (147,436)                    111,970
                                                      -----------                 -----------
    NET CASH USED IN OPERATING ACTIVITIES               ($627,843)                ($1,082,763)
                                                      -----------                 -----------



    See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Nine Months Ended
                                                                -----------------
                                                 September 30, 1996           September 30, 1995
                                                 ------------------           ------------------
INVESTING ACTIVITIES

     Purchase of Licenses                                -                            (4,300)

     Proceeds from sale of equipment                    253,590                      272,410

     Additions to equipment and improvements           (458,597)                    (326,411)
                                                      ----------                   ----------
     Net cash provided by investing                    (205,007)                     (58,301)
     activities

FINANCING ACTIVITIES

     Proceeds from Line of Credit                       244,384                    1,055,210

     Principal payments under note and capital
     lease payable                                     (717,994)                    (628,770)

     Proceeds from issuance of notes payable          1,000,000                      571,615

     Proceeds from Issuance of Preferred Stock                -                      250,000
                                                      ----------                   ----------
     Net cash provided by financing activities          526,390                    1,248,055

     Net (decrease) in cash                            (306,460)                     106,991

     Cash and cash equivalents at beginning of
     period                                             327,035                      244,491
                                                      ----------                   ----------
     Cash and cash equivalents at end of period         $20,575                     $351,482
                                                      ==========                   ==========
     Supplemental disclosure of cash flow
     information:

     Cash paid during the period for:

     Interest                                          $208,665                     $422,044
                                                      ==========                   ==========
     Income taxes                                             -                           -
                                                      ==========                   ==========

     See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:      ACCOMPANYING CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

   In the opinion of management, the accompanying unaudited financial statements as of September 30, 1996 and for the three- and nine-months ended September 30, 1996 and 1995 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the periods presented.

   For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year.

   Certain amounts shown in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2:  Stockholders' Equity

         As discussed in Note 3, in March 1996 the Company entered into Secured Promissory Notes with Proactive Partners, L.P. ("Proactive") and Lagunitas Partners, L.P. ("Lagunitas") in the amounts of $425,000 and $175,000, respectively. In May, June, and August 1996, the Company entered into additional Secured Promissory Notes with Proactive in the amounts of $150,000, $100,000, and $150,000, respectively. These notes are all due April 1, 1997, bear interest at a rate of 8% per annum and are immediately convertible into a new series of Preferred Stock. The new series of Preferred Stock is convertible at a price of $0.125 per share into a total of 8,000,000 shares of Common Stock. Proactive and Lagunitas have agreed to convert these notes to common stock, and the Company is in the process of effecting this conversion. The principal amount of the notes, which aggregate $1,000,000, along with accrued interest of $35,882, are shown as "common stock subscribed" on the consolidated financial statements for the period ended September 30, 1996.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 3:  Debt

         In April 1994, the Company purchased certain assets, primarily vehicles and test equipment, from Gilbarco Environmental Services Division ("Gilbarco"). This purchase was financed in part by a $2,450,000 six-year note bearing interest at prime minus 1%, collateralized by the assets acquired. In March 1996 the Company entered into an agreement with Gilbarco to amend the $2,450,000 note agreement. This amendment provided for revised terms including an immediate down payment of $256,000. This down payment was funded by additional debt obtained from Proactive (see Note 2 above). Per the amendment, the remaining Gilbarco debt would be forgiven in total upon the receipt by Gilbarco of any one of the prepayment incentive amounts as of the indicated dates. If none of the following prepayment incentive amounts were paid by the indicated dates, the balance of the Gilbarco note would become due in full on July 1, 1997. The prepayment incentive amounts were as follows: $256,000 by June 30, 1996; $384,000 by September 30, 1996; $512,000 by December 31, 1996;
$640,000 by March 31, 1997; or $768,000 by June 30, 1997.  On September 15, 1996
the Company entered into a revision to the prepayment agreement with Gilbarco (the "Revision"). Under the terms of the Revision, the Company could settle payment of the note in full for the sum of $300,000 by September 30, 1996. In September 1996 the Company borrowed an additional $300,000 under its Financing Agreement with Silicon Valley Financial Services. This amount was guaranteed by Proactive. The Company paid the $300,000 settlement amount of the note to Gilbarco in full on September 30, 1996. The debt had a carrying value at that date of $2,349,145 and was settled for $546,000; therefore, the Company has recorded an extraordinary gain of $1,813,149 for settlement of this debt. This amount is reflected as an extraordinary item in the accompanying unaudited condensed consolidated financial statements. Also see Note 4.

         In September 1996, the Company reached an agreement with outside patent counsel to the Company to extend payment of $127,395 in fees for patent litigation services. These fees were formerly recognized as current payables. The agreement was evidenced by a promissory note, in the face amount of the outstanding payables, at a 0% interest rate, due in monthly installments ending in August 1998. The time value of the extension of the payment terms was recognized as a gain of $12,380, based upon the timing and amount of the installments at a 10% annual interest rate. The gain is included as "Revenue, Other" in the accompanying unaudited condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 4:  Asset Write-down

         In the third quarter of 1996, the Company recorded a special non-recurring charge of $833,321 relating to the write-down of vehicles and test equipment obtained from Gilbarco. This write-down was based on a periodic review of all of the Company's assets, including vehicles and test equipment obtained from Gilbarco to determine whether there had been any permanent decline in values of any assets.

NOTE 5:  Compliance Management Services

         In December 1995, the Company established its Compliance Management Services Division ("CMS"). The division provides turn-key compliance management to underground storage tank owners, including administrative, managerial, technical, data processing, and regulatory liaison services. For the quarter ended September 30, 1996, CMS revenues were $174,488. For the nine months ended September 30, 1996, CMS revenues were $383,824. CMS revenue is included as "Revenue, Other" in the accompanying financial statements.

NOTE 6:  Subsequent Event

         On October 25, 1996, the Company completed the acquisition (the "Acquisition") of three underground storage tank service subsidiaries (collectively, the "Subsidiaries") of Tanknology Environmental, Inc., ("TEI"). The Subsidiaries acquired are Tanknology Corporation International, located in Houston, Texas ("TCI"), USTMAN Industries, Inc., located in Denver, Colorado, and Tanknology Canada (1988), Inc., located in Mississauga, Ontario, Canada. Immediately following the Acquisition, the Company caused its wholly owned subsidiary, NDE Testing & Equipment, Inc., to merge with and into TCI, which changed its name to Tanknology/NDE Corporation.

         The assets acquired by the Company as a result of the Acquisition include the inventories, equipment and facilities used by the Subsidiaries to service underground storage tanks. The Company generally expects to continue to use the assets of the Subsidiaries for such purpose, however, the Company may consider, from time to time, the disposition of certain of the assets which are not strategic to the Company's ongoing business.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

         The Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of the Subsidiaries. The Company paid an aggregate purchase price of $12,000,000 in cash for such capital stock. The Company and TEI reached the purchase price after arm's-length negotiations. The Stock Purchase Agreement provides that the purchase price shall be adjusted (i) downward if and to the extent the Company's post-closing audit of the Subsidiaries reveals that the net assets of the Subsidiaries are less than the net assets reflected in the August 31, 1996 Balance Sheets of the Subsidiaries and (ii) upward (A) for interest on the $12,000,000 purchase price from August 31, 1996 through October 25, 1996 at 8% per annum and (B) for certain interim period tax adjustments. Any upward adjustment and any downward adjustment would be offset against the other to determine the final purchase price.

         In connection with the Acquisition, the Company obtained a total of $19 million of financing from Bank One, Texas, N.A. ("BOT") and Banc One
Capital Partners, L.P. ("BOCP") under two separate financing agreements. The Company's agreement with BOT provides for a $5 million revolving credit line
(of which $2 million was funded at the closing of the Acquisition) at prime plus .75%, and a $6 million 5-year term note at prime plus 1.5%. The agreement with BOCP is for $8 million of senior subordinated debt with a 5-year maturity and interest at 13% per annum. The Company pledged substantially all of its assets and the assets of its subsidiaries as security for the debt. In connection with the financings, a major stockholder of the Company, Proactive Partners, L.P. of San Francisco, California, provided a $1 million standby commitment in the event of a payment deficit by the Company and, together with its affiliate Lagunitas Partners, L.P., have agreed to convert $1 million of prior indebtedness to an additional 8,000,000 shares of the Company's common stock. BOCP received from the Company 13,022,920 warrants each to purchase one share of the Company's common stock at an initial exercise price of $.325 per warrant subject to downward adjustment (but not less than $.125 per warrant) based on the Company's financial performance during the 12 month period prior to exercise of the warrants. The Company also used proceeds of the financings to retire indebtedness of approximately $2.6 million. The retired debt carried interest rates averaging approximately 18% per annum. The remaining financing proceeds were used for general working capital and to pay fees and expenses of approximately $800,000 related to the Acquisition and the financings.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The Company experienced a net loss, before extraordinary items, of $1,606,307 for the three months ended September 30, 1996, compared to a net loss of $649,406 for the three months ended September 30, 1995. The Company incurred a net loss of $1,124,567 for the nine months ended September 30, 1996, compared to $2,102,082 for the nine months ended September 30, 1995.

   The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the three- and nine-month periods ended September 30, 1996 and 1995.

                                                                  3 Months Ended
                                                                  --------------
                                                   September 30, 1996         September 30, 1995
                                                   ------------------         ------------------
     Revenues                                             100%                       100%

     Costs and Expenses

          Cost of Sales and Testing                       62%                         59%

          Selling, General and Administrative             54%                         52%

          Provision for Doubtful Accounts                  2%                         3%

          Interest Expense                                 7%                         7%
                                                   ------------------         ------------------
          Total Costs and Expenses                        125%                       121%

          Non-recurring Charge                           (27)%                         -
                                                   ------------------         ------------------
                                                   ------------------         ------------------
     Net Loss Before Extraordinary Item                  (52%)                       (21%)
                                                   ------------------         ------------------
          Extraordinary Item                              59%                          -
                                                   ------------------         ------------------
     Net (Loss) Income After Extraordinary Item            7%                        (21%)
                                                   ------------------         ------------------

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                                                            9 Months Ended
                                                            --------------
                                              September 30, 1996         September 30, 1995
                                              ------------------         ------------------
Revenues                                             100%                       100%

Costs and Expenses

     Cost of Sales and Testing                        63%                        63%

     Selling, General and Administrative              52%                        53%

     Provision for Doubtful Accounts                   2%                         2%

     Interest Expense                                  7%                         7%
                                              ------------------         ------------------
     Total Costs and Expenses                        125%                       126%

     Non-recurring Charge                             (9%)                        -
                                              ------------------         ------------------
Net Loss Before Extraordinary Item                   (34%)                      (26%)

     Extraordinary Item                               21%                         -
                                              ------------------         ------------------
Net Loss After Extraordinary Item                    (13%)                      (26%)
                                              ------------------         ------------------


Revenues

Revenues for the three months ended September 30, 1996 were $3,097,897, a decrease of $52,063, or 2%, compared to revenues of $3,149,960 for the three months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 were $8,638,503, an increase of $402,242, or 5%, compared to revenues of $8,236,261 for the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 was due to lower average pricing for the Field Services division, mostly offset by an increase in sites tested, and by billings from the CMS division, which did not exist in the prior year. The decline in average pricing, as well as the increase in sites tested, was the result of a third quarter shift in marketing mix, as the division moved to expand its service offerings (see below.)

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

   Average revenue per van day (revenue from domestic UST testing and related field services divided by van days worked) decreased by $81 or 8% from approximately $1,050 for the three months ended September 30, 1995 to $969 for the three months ended September 30, 1996, while total volume increased by 3% from 2,744 van days worked during the three months ended September 30, 1995 to 2,832 van days worked during the three months ended September 30, 1996. For the nine months ended September 30, 1996 average revenue per van day was $1,004, a decrease of $29 or 3% from the $1,033 achieved during the nine months ended September 30, 1995. Total volume increased by 239 van days worked, or 3% for the nine month period. The decrease in revenue per van day was due to an increase in the proportion of lower-priced services sold, such as site surveys and line tests, as compared to tank tests.

Cost of  Sales and  Testing Services

   Cost of sales and testing services for the three months ended September 30, 1996 was $1,915,355 (62% of revenue), an increase of $55,699, or 3%, compared to $1,859,656 (59% of revenue), for the three months ended September 30, 1995. The increase in cost of sales was due primarily to the increase in sites tested and use of subcontractors. The cost of sales for the nine months ended September 30, 1996 was $5,447,412, an increase of $293,931, or 6%, compared to $5,153,481 for the nine months ended September 30, 1995. This increase also is due to an increase in the number of sites tested. As a percent of sales, cost of sales was 63% for the nine months ended September 30, 1996, compared to 63% for the nine months ended September 30, 1995.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 1996 was $1,674,841 (54% of revenue), an increase of $25,344 or 2%, compared to $1,649,497 for the three months ended September 30, 1995. Selling, general and administrative expense for the nine months ended September 30, 1996 was $4,532,631 (52% of revenue), an increase of $159,450 compared to $4,373,181 (52% of revenue) for the nine month period ended September 30, 1995. The increase in selling, general and administrative expenses was due to the addition of staff for the CMS division.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Doubtful Accounts

   In April 1996, as a result of a management review of the history of uncollectable accounts, the determination was made to decrease the amount reserved for doubtful accounts from 2.5% to 1.25% of domestic sales and from 25% to 10% of foreign sales. The provision for doubtful accounts for the three months ended September 30, 1996 was $54,879, or 1.8% of sales, a decrease of $28,453, or 34%, compared to $83,332, or 2.6% of sales, for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the provision for doubtful accounts was $169,607 or 2.0% of sales, a decrease of $29,058 compared to $198,665 or 2.4 % of sales for the nine months ended September 30, 1995. The decreases of $28,453 for the three month period and $29,058 for the nine month period are due to the change in the Company's accounting policies referred to above.

Interest Expense

   Interest expense for the three months ended September 30, 1996 was $225,808 (7% of revenue), an increase of $18,927, or 9%, compared to $206,881 (7% of revenue) for the three months ended September 30, 1995. For the nine months ended September 30, 1996, interest expense was $593,285 (7% of revenue), a decrease of $19,889, or 3%, compared to $613,174 (7% of revenue) for the nine months ended September 30, 1995. The decreases are due primarily to reduced interest rates on the Company's line of credit line with Silicon Valley Bank Financial Services, offset by a higher average line balance during the third quarter of 1996.

Net Loss

   For the three months ended September 30, 1996, the Company incurred a net loss, before extraordinary item, of $1,606,307 (52% of sales), an increase of $956,901, or 147%, compared to the net loss of $649,406 (21% of sales) for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company experienced a net loss of $2,937,716 (93% of sales) compared to a net loss of 2,102,082 (26% of sales) for the nine months ended September 30, 1995. The increased loss was due primarily to the write-down of assets acquired in the April 1994 Gilbarco transaction. See Note 4 to the accompanying unaudited condensed consolidated financial statements.

Acquisition of Certain Tanknology Environmental, Inc. Subsidiaries

   On October 25, 1996, the Company completed the acquisition (the "Acquisition") of three underground storage tank service subsidiaries (collectively, the "Subsidiaries") of Tanknology Environmental, Inc. The Subsidiaries acquired are Tanknology Corporation International, located in Houston, Texas ("TCI"), USTMAN Industries, Inc., located in Denver, Colorado, and Tanknology Canada (1988), Inc., located in Mississauga, Ontario, Canada. The Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of the Subsidiaries. The Company paid an aggregate purchase price of $12,000,000 in cash for such capital stock. In connection with the Acquisition, the Company obtained a total of $19 million of financing from Bank One, Texas, N.A. ("BOT") and Banc One Capital Partners, L.P. ("BOCP") under two separate financing agreements. See Note 6 to the accompanying unaudited condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         At September 30, 1996, the Company had a working capital deficit of $3,053,127 compared to a working capital deficit of $1,818,766 at December 31, 1995. The increase of $1,234,361 is due primarily to a reclassification to current liabilities of the Term Loan from Silicon Valley Bank of $750,000, and an increase of approximately $244,000 in the amount outstanding under the line of credit from Silicon Valley Financial Services.

         At September 30, 1996, the Company had outstanding long-term debt (including current maturities) of $3,910,547, compared to $5,758,095 at December 31, 1995. During the nine months ended September 30, 1996, the Company received $825,000 from Proactive and $175,000 from Lagunitas in exchange for promissory notes from the Company. These notes bear interest at the rate of 8% per annum and are due April 1, 1997. It is the intention of the Company to convert these notes to common stock. The aggregate principal amount of $1,000,000, plus accrued interest of $35,882, are reflected as common stock subscribed in the financial statements for the period ended September 30, 1996. These funds were used to finance the operations of the Company and to provide the payment required under the Gilbarco restructure agreement. See Note 3 to the accompanying unaudited condensed consolidated financial statements.

         The Company has been able to restructure much of its long-term debt, including the amounts payable to Gilbarco. See Notes 3 and 6 to the accompanying unaudited condensed consolidated financial statements. The Company also was able to restructure the payment schedule of its subordinated debt; annual payments are now due in October as opposed to April.

         At September 30, 1996 the Company had $1,132,870 of debt that matures within the next twelve months, not including amounts due under the Financing Agreement. Management of the Company expects that additional cash would be required to fund the operations of the Company without a significant change in the structure of the Company. On October 25, 1996, the Company completed the Acquisition. The Acquisition expands the fleet size, number of service employee and service offerings of the Company.

         Although there can be no assurances, the Company believes that its cash flows from operations and its existing credit facilities will provide the Company with sufficient resources to meet its current obligations as they become due through at least the end of 1997.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES

                               OTHER INFORMATION
PART II  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated herein by reference:

  No.       Exhibit
-----       -------

10.1 Revised Agreement to NDE Environmental Corporation's Secured Promissory Note, between the Registrant and Gilbarco, Inc., dated as of September 15, 1996.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996. On November 12, 1996, Registrant filed a Current Report on Form 8-k dated October 25, 1996 reporting its acquisition of three underground storage tank service subsidiaries of Tanknology Environmental, Inc.

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


                                        NDE ENVIRONMENTAL CORPORATION
                                        (Registrant)


Date:  November 12, 1996           /s/ A. DANIEL SHARPLIN
                                   --------------------------------------------
                                   A. Daniel Sharplin
                                   President and Chief Executive Officer




Date:  November 12, 1996           /s/ ERIC J. HOPKINS
                                   --------------------------------------------
                                   Eric J. (Rick) Hopkins
                                   Vice President and Chief Financial Officer

                                EXHIBIT INDEX

  No.       Exhibit
-----       -------

10.1 Revised Agreement to NDE Environmental Corporation's Secured Promissory Note, between the Registrant and Gilbarco, Inc., dated as of September 15, 1996.

27          Financial Data Schedule