Form 10KSB
period 1996-12-31
NDE ENVIRONMENTAL CORP
filed 1997-04-15
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                  FORM 10-KSB

(Mark One)

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Ac of 1934 for the fiscal year ended December 31, 1996

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                         Commission File Number: 1-10361

                          NDE ENVIRONMENTAL CORPORATION
                 (Name of small business issuer in its charter)



            Delaware                                    95-3634420
State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization:

Address of principal executive offices: 8900 Shoal Creek Boulevard, Building 200
                                        Austin, Texas  78757

Issuer's telephone number, including area code:      (512) 451-6334

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:       None
Name of each exchange on which registered:           None.

Securities registered pursuant to Section 12(g) of the Act:   None.


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1996 were $15,939,126.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of April 2, 1997 was approximately $551,991.

As of April 2, 1997, there were 15,978,610 outstanding shares of Common Stock, $.0001 par value, of the Issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9-12 incorporate information by reference from the Issuer's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, scheduled to be held on or about June 24, 1997

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB




                                Table of Contents


                                                                                                            Page
PART I
         Item 1.  Description of Business....................................................................3
         Item 2.  Description of Property...................................................................11
         Item 3.  Legal Proceedings.........................................................................11
         Item 4.  Submission of Matters to a Vote of Security Holders.......................................11

PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters..................................12
         Item 6.  Management's Discussion and Analysis or Plan of Operation.................................12
         Item 7.  Financial Statements .....................................................................17
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......17

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons..............................18
         Item 10. Executive Compensation....................................................................18
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................18
         Item 12. Certain Relationships and Related Transactions............................................18
         Item 13. Exhibits and Reports on Form 8-k..........................................................18

SIGNATURES..................................................................................................23

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

     NDE Environmental Corporation (the "Company" or "NDE") was incorporated in Delaware in 1988. The Company is a holding company that conducts business through its wholly-owned subsidiaries. At December 31, 1996, the Company's subsidiaries included Tanknology/NDE Corporation, USTMAN Industries, Inc. ("USTMAN"), Tanknology Canada (1988) Inc. ("Tanknology Canada"), NDE Environmental Canada Corporation ("NDE Canada"), ProEco, Inc. ("ProEco"), EcoAm, Inc., and ProEco, Ltd. The Company provides environmental compliance services, installation of products, and consulting to owners and operators of aboveground and underground storage tanks ("USTs") in the United States and internationally through licensees. Customers purchase the Company's services primarily to remain in compliance with laws pertaining to environmental protection and to conduct their operations in a manner that limits their exposure to liability for incidental environmental damage.

Forward-Looking Statements

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, changes in Environmental Protection Agency ("EPA") and other regulations affecting the Company or its customers, the outcome of litigation, the loss of a significant customer or group of customers, problems with the Company's information management system, or technological obsolescence.

Mergers and Acquisitions

     The Company's business has developed primarily through a series of acquisitions since March 1990. The Company has acquired testing technology, licenses, testing vehicles and other assets.

Tanknology Acquisition

     On  October  25,  1996,  the  Company  acquired  substantially  all  of the operating assets and liabilities of the Tanknology UST Group of Tanknology Environmental, Inc., (the "Acquisition"). The Tanknology UST Group's operations were principally conducted through three subsidiaries of Tanknology Environmental, Inc.: Tanknology Corporation International ("TCI"), Tanknology Canada, and USTMAN. The Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of the subsidiaries.

     TCI was engaged in substantially the same business, in the same market, as the Company and was the Company's largest direct domestic competitor. Additionally, TCI was a provider of UST corrosion protection services, a service not formerly offered by NDE. Immediately following the Acquisition, the Company caused its primary operating subsidiary, NDE Testing & Equipment, Inc., to merge with and into TCI, and the surviving corporation changed its name to Tanknology/NDE Corporation. The combined entity comprises the largest component of the Company's domestic operations, Field Services. Management expects the combination to result in a significant increase in market share and elimination of duplicate administrative costs. However, all forward-looking statements contained in this description of the Company's business are based on management's current knowledge of factors affecting NDE's business. NDE's actual results may differ materially if these assumptions prove invalid. A list of certain risks that may affect the Company's operating results is presented in
Item 6.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


USTMAN

     USTMAN provides statistical inventory reconciliation ("SIR") services. SIR meets the post-1998 Environmental Protection Agency ("EPA") precision requirement for leak detection, and management believes that SIR is among the least costly methods of complying with certain regulations. SIR may also identify other conditions of concern to tank operators such as pilferage or flaws in record keeping.

Gilbarco Acquisition

     On April 11, 1994, the Company acquired the principal assets of the Environmental Services Division of Gilbarco, ("Gilbarco ESD"), a division engaged in testing USTs. In the Gilbarco ESD acquisition, the Company acquired tank testing vehicles, related tank testing equipment, ancillary equipment, testing systems, regulatory approvals, intellectual property rights, customer information, supplier and distributor information, and other intangible assets. In 1996, the Company recognized an extraordinary gain of $1,813,149 related to early retirement and settlement of debt incurred in conjunction with the Gilbarco ESD acquisition and an $833,321 writedown of the acquired vehicles and test equipment due to permanent impairment of their value.

Canada

     An element of the Company's strategy is to focus financial, management, and other resources on operations in the United States and leverage its technology base internationally through licensing arrangements. Consistent with this strategy, in 1995, NDE made the decision to phase out its operations in Canada and entered into a licensing agreement for western Canada. In 1996, the Company secured a licensee for the eastern part of Canada, and prior to the Acquisition, ceased the operations of NDE Canada. On February 20, 1997 (subsequent to the Company's 1996 fiscal year end), the Company sold substantially all of the operating assets of Tanknology Canada to the Company's eastern Canada licensee.

Lines of Business

     The Company offers comprehensive services to its customer base of retail and non-retail fuel distributors who own or operate USTs.

Field Services

     The principal business of the Company's Field Services division ("Field Services") is the precision testing of petroleum USTs and associated piping to detect leaks. This service also is referred to as "tightness testing" or "integrity testing." UST owners or operators purchase testing services:
     o to comply  with  regulations
     o to certify the system as tight after work has been performed on the system
     o to investigate inventory  discrepancies
     o to satisfy environmental liability concerns
     o to investigate the site for evidence of pollution or a fire hazard

     The Company uses a number of proprietary systems to perform tightness testing on USTs. All of the Company's systems have been certified by independent laboratories as meeting EPA standards for UST testing methods. UST testing has the following general characteristics:
     o it is performed periodically
     o the test system is moved between UST locations by van,  truck, or trailer
     o the test is precise -- capable of reliably  detecting  leaks smaller than
       0.1 gallon per hour
     o the preferred testing method may differ based upon environmental or business conditions, state regulations, tank type, design or contents, owner or operator preference, and other variables

     Field Services provides "Stage II Testing" to ensure functionality of Stage II equipment and to verify that it does not leak. During refueling, this equipment collects vapor emissions displaced from the tank receiving the fuel and incinerates or returns the vapor to the UST. Limitations on fuel vapor emissions are designed to help reduce ozone layer depletion. NDE also provides

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


pipeline and container leak detection services ("Specialty Testing"). Specialty Testing vehicles are equipped to perform either hydrostatic or acoustic pipeline testing and large storage tank testing.

     Field Services offers installation of Automatic Tank Gauging Systems ("ATGS"). No significant revenue was derived by the Company from this line of business in 1996. ATGS consist of a probe permanently installed in the tank and wired to a monitor to provide information on product level and temperature. These systems automatically calculate the changes in product volume that can indicate a leaking tank. ATGS meet regulatory requirements as a replacement for manual inventory control (see Government Regulations - Leak Detection).

     Field Services also offers cathodic protection installation and a variety of other corrosion protection services including video internal tank inspection ("Petroscope") , compliance testing, and maintenance. The EPA requires all USTs and associated underground piping to be upgraded with corrosion protection by December 22, 1998 (see Government Regulations). Cathodic protection is required unless the UST system is lined with or made of noncorrodible material. Corrosion of USTs is eliminated by proper application of cathodic protection. Cathodic protection prevents corrosion by making the entire steel surface act as the cathode of an electrochemical cell, transferring corrosion from the UST's metal surface to an external anode.

     In addition to testing and upgrading UST systems, Field Services also provides overfill protection, UST cleaning and value added site services, including survey and compilation of site information, and minor maintenance. Field Services may, as a customer service, subcontract the upgrading of USTs with spill protection but typically does not provide secondary containment, interstitial monitoring, or groundwater or vapor monitoring.

     Field Services markets its services and products primarily to gasoline retailers (e.g., major oil companies, independent fuel retailers and convenience store chains), businesses with vehicle fleets that are fueled from internally-operated USTs (e.g., vehicle rental companies, package delivery services or product distributors), and tank owners or operators who maintain tanks as a source of emergency power (e.g., hospitals and hotels). In 1996, Field Services revenues were approximately $14 million, or 87%, of the Company's consolidated revenues.

Compliance Management Services

     In 1995, the Company established its Compliance Management Services division ("CMS") to enable tank owners and operators to outsource the regulatory
compliance   function.   CMS  provides  turn-key   administrative,   managerial,
technical,  data  processing,  and regulatory  liaison  services.  CMS helps UST
owners  and  operators   coordinate   regulated   activities  and  manage  their
relationship with regulators.  On behalf of its customers, CMS can:
     o administer  UST systems in  compliance  with  regulations
     o acquire and maintain operating and regulatory permits
     o respond to, report on and manage environmental incidents
     o report in accordance with SARA III community right-to-know requirements
     o resolve environmental notices of violation
     o track hazardous waste transportation via manifest
     o manage the liabilities associated with the operation of USTs and storage of hazardous material
     o assist in UST owner or operator management reporting and capital budgeting
     o coordinate construction, maintenance, testing and contractor oversight
     o coordinate the provision of services from the customer's other UST vendors

     Currently the CMS manages the environmental compliance for approximately 11,000 tanks in the United States.

Statistical Inventory Reconciliation ("SIR")

     SIR is a computerized statistical model that analyzes common inventory data with statistical formulas and procedures. Tank operators provide USTMAN with daily inventory information including beginning and ending inventory levels, product receipts and sales. USTMAN's software produces a trend analysis by which leaks and inventory shrinkage due to other causes can be identified and

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


detected.  USTMAN software meets all existing EPA protocols for SIR.

     There is a complementary relationship between SIR and tank tightness testing: A customer may request SIR as an alternative to some tank tests, but demand for other tests may be generated in response to SIR findings. It may be advisable to conduct tightness testing before SIR monitoring begins and when SIR monitoring indicates that tanks are "leaking." Before the Acquisition, NDE employed USTMAN as a subcontractor. Since the Acquisition, USTMAN serves as a source of referrals for tightness testing work.

Government Regulations

     In response to concerns about ground water contamination, Congress included UST amendments in the 1984 Resource Conservation and Recovery Act ("RCRA"). The RCRA amendments lead to Federal UST regulations (40 CFR Part 280) that went into effect in late 1988. The regulations distinguish between "existing" and "new" USTs. Currently, this distinction is interpreted to apply different regulatory requirements based on whether the UST was installed before or after December 22, 1988. State regulatory agencies were empowered to require earlier deadlines or additional requirements.

Tank upgrades

     Federal rules require USTs installed  before December 22, 1988  ("existing"
USTs) to be upgraded with spill protection, overfill protection and corrosion protection by December 22, 1998. Owners and operators of existing USTs must either upgrade or close them. Failure to comply timely can result in citations, fines and reduction or elimination of insurance coverage provided by third-party firms or state reimbursement funds.

     When closing a UST (including closing prior to replacement), the owner or operator must notify the state regulatory authority before taking the UST out of service in case the regulators want to monitor the activity. The owner or operator must determine if releases from the UST have contaminated the environment using the results of vapor or groundwater monitoring or a site assessment. The state may require additional closure assessment measures. If contamination is found, corrective action must be taken. Upgrading the tank, as opposed to replacing it, postpones these requirements.

     To meet the corrosion protection upgrade requirements, existing steel tanks must have cathodic protection, or be lined with noncorrodible material (such as fiberglass), or both. Existing steel piping must have cathodic protection. Tanks or piping made of noncorrodible material do not have to be upgraded to meet the corrosion protection requirement.

     If a UST owner or operator decides to upgrade by adding cathodic protection without also adding a lining, the integrity of the tank must be assessed by an approved monthly monitoring method, two tightness tests or an internal inspection. Regulations require a qualified cathodic protection expert to design, supervise installation, and inspect cathodic protection systems. Most cathodic protection systems also require bimonthly inspections.

Leak Detection

     Since December 1993, leak detection has been required for all USTs. Owners or operators of USTs that do not have a leak detection method can be cited for violations and fined. Leak detection violations can prevent the owner or operator from obtaining legally required insurance coverage and reimbursement for cleanup costs.

     There are two categories of leak detection: "tightness testing" and "monthly monitoring." Monthly monitoring methods must be able to detect leaks of
0.2 gallons per hour with a probability of detection of at least 95 percent and a probability of false alarm of no more than 5 percent. Tightness testing methods must be able to detect a 0.1 gallon-per- hour leak with at least a 95 percent probability of detection and no more than a 5 percent probability of false alarm.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


     Monthly monitoring is required for all "new" USTs after installation or "upgraded" USTs within 10 years or upgrade. Such methods include: SIR, ATGS, secondary containment with interstitial monitoring, vapor or groundwater monitoring or other methods approved by the state regulatory authority that are at least as precise as the EPA requirements.

     ATGS provide an alternative to SIR, as a replacement to manual inventory control procedures, to meet leak detection requirements in combination with tank tightness testing or SIR. Secondary containment consists of using a barrier, an outer wall, a vault, or a liner around the UST or piping. Leaked product from the inner tank or piping is directed toward an interstitial monitor located between the inner tank or piping and the outer barrier.

     Tightness testing combined with inventory control is an acceptable method of leak detection for existing USTs that have not been upgraded or for USTs that have been upgraded or installed within the last 10 years. For existing tanks that have not been upgraded, tightness must be tested annually if tightness testing combined with inventory control are relied upon as the leak detection method. New or upgraded tanks using this method must be tested every five years. Inventory control requires comparing "stick" inventory (daily measurements of tank contents using a calibrated "stick," conversion chart, and mathematical calculations) to "book" inventory (calculated from initial inventory, deliveries and dispensing).

     Tightness testing combined with inventory control does not meet leak detection requirements for all types of piping. If certain design criteria are not met, a suction line requires a line tightness test every three years, monthly SIR, monthly interstitial monitoring, or monthly vapor or groundwater monitoring. Pressurized piping must be equipped with certain hardware and receive an annual tightness test or be equipped with monthly SIR, monthly interstitial monitoring, or monthly vapor or groundwater monitoring.

     SIR may be used currently and indefinitely to meet the leak detection requirement for existing, upgraded, or new tanks and is one of the options for leak detection with suction and pressurized piping. Generally, few product or site restrictions apply to the use of SIR.

     With a probability of detection of at least 95 percent and a probability of false alarm of no more than 5 percent, SIR must be able to detect leaks of:
     o 0.2  gallons  per  hour to  serve as a  monthly  monitoring  method
     o 0.1 gallons per hour to serve as a replacement for tank tightness testing
     o 0.08 gallons per hour to serve as a replacement for pipe tightness testing

     Approximately 20 state regulatory authorities will accept SIR on the same basis as EPA. Many states impose some restrictions on the use of SIR, and a few states do not accept it.

     Vapor monitoring measures product "fumes" in the soil around the UST to check for a leak. This method requires installation of carefully placed monitoring wells. Vapor monitoring can be performed manually on a periodic basis or continuously using permanently installed equipment. Groundwater monitoring senses the presence of liquid product floating on the groundwater. This method requires installation of monitoring wells at strategic locations in the ground near the tank and along the piping runs. It cannot be used at sites where groundwater is more than 20 feet below the surface. Both of these methods risk attributing releases from other sources to the tank they were installed to monitor.

     The Clean Air Act requires Stage II vapor recovery systems to be installed in ozone non-attainment areas designated by the EPA, typically in large metropolitan areas. Management anticipates a future increase in the aggregate size of non-attainment areas.

     Some state and local jurisdictions have adopted regulations regarding testing of UST's that are stricter than EPA regulations. The failure of the Company's testing systems to comply with any such current or future regulations or the failure of the Company to obtain any necessary certifications could have a material adverse impact on the revenues and the operating results of the Company. Management believes the Company and all of its testing methods, services and practices are currently in compliance with all existing EPA regulations for which a lack of compliance would have a material adverse impact on the operating results of the Company.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


Distribution

Geographical

     During 1994, the Company moved its headquarters from Torrance, California to Austin, Texas. One advantage of the move is that the central time zone enables the Company to better serve its nationwide customer base.

     Field Services distributes its services throughout the United States utilizing approximately 175 company- owned and operated service vehicles. Sales and operations are managed through 11 regional offices as well as the Company headquarters.

     CMS markets to Field Services customers and prospects, trade show attendees, and recipients of industry trade publications. CMS services are marketed by CMS division personnel based at the Company's headquarters, by the corporate sales and marketing departments, and by regional Field Services office management and salespersons. CMS services are performed primarily at the Company headquarters. The Company also has customer-dedicated locations in California and Virginia.

     USTMAN provides SIR services nationally and internationally from its offices in Denver, Colorado. Seven salespersons market the service, and eight independent providers employ USTMAN software under license. SIR data is transmitted from customer sites to USTMAN via hard copy, fax, diskette, and telephone line data transmission based on customer preference.

Information Systems and Products

     NDEOE and USTLine are the trade names for a group of proprietary information systems that facilitate the environmental compliance of UST installations. NDEOE and USTLine were developed in response to the growing informational needs of tank owners and operators in their efforts to manage complex regulatory, risk avoidance and operational requirements. While USTLine and NDEOE are not sold individually, they represent a value-added method of distribution which, management believes, gives the Company a competitive advantage in serving large customers with:
     o many tanks under management
     o geographical coverage spanning regulatory jurisdictions with different compliance requirements
     o USTs distant from managerial oversight

     NDEOE is primarily used by Field Services. It integrates the scheduling of tests, the deployment of the service technicians and test vehicle fleet, and the collection, analysis and reporting of test data and billing information. Technicians are equipped with laptop computers, and they input data into NDEOE while on-site. The NDEOE database provides comprehensive information about customers' UST systems which is useful for their operational and regulatory compliance functions and which can be sorted and analyzed electronically.

     USTLine is an information management and distribution product that provides customers access to the NDEOE system via the internet. NDE installed the first USTLine system in a customer's office in March 1994. Since that time, NDE has installed approximately 30 systems at various customers' facilities.

     NDE's database management system features the flexibility necessary to efficiently build a bank of information obtained from a variety of sources. For example, information regarding ground water level might best be obtained by NDE's technician while visiting the site, while regulatory information would be maintained on an associated database by NDE regulatory affairs personnel and tied to a particular site location via zip codes. Customer-specific information could either be entered by the customer via USTLine or supplied to NDE personnel either on disk or in hard copy.

     Master databases are centrally managed at NDE's Austin headquarters. Customized reports are generated which meet the needs of each particular client or regulator. The NDE database management systems have the built-in flexibility required to generate specific report formats based on the needs of the individual customer. Reports can be faxed or hard copies can be printed and mailed to the customer and/or regulatory agency. Alternately, the customer may utilize NDE's USTLine service which provides instant access to up-to-date

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


information regarding all of the customer's sites. USTLine also allows customers to print reports in their offices whenever required.

     These systems add value for UST owners in the following ways:
     o lower costs resulting from diminished paper processing and archival requirements
     o increased efficiency and speed through computerized storage, filing, sorting, and data retrieval
     o real-time access to testing schedules, test results and site surveys
     o enhanced communication with NDE through integrated E-Mail
     o increased efficiency in planning, budgeting, and scheduling due to the integrated data-base management tools
     o reduced re-keying of data; USTLine data can be exported to most customer systems
     o enhanced regional emergency response (e.g., earthquake); the USTLine system can sort the data by proximity to a particular landmark and other site characteristics

International

     Through ProEco, Inc., its wholly-owned subsidiary, NDE licenses technology to service providers in Australia, Brazil, Canada, Chile, Ireland, Italy, Korea, Mexico, Malaysia, New Zealand, Puerto Rico, Portugal, and the United Kingdom. Service providers receive a license for specific countries and purchase or lease equipment from NDE. NDE typically reviews the data, issues the test report, provides technical support, and receives processing fees on each test.


Competition

     In the Acquisition, the Company acquired TCI, formerly the Company's primary national competitor. However, the Company continues to face competition for UST testing services from a number of smaller testing companies serving local or regional customers and using inexpensive technology. Prices for tightness testing have continued to decline due to excess supply. Competitors may refine existing technologies or develop new systems that render the Company's technology obsolete or less competitive.

     Total demand for domestic UST testing is declining. Virtually all of the current demand for the Company's UST testing services is from the owners or operators of USTs that were installed prior to 1988 and have not been upgraded in accordance with the EPA's 1988 requirements. The owners or operators of these USTs may continue to use annual tightness testing to meet EPA requirements only until December 22, 1998. After that date, they must close or upgrade the tanks. Many of these owners or operators may elect to close their USTs instead of upgrading them. For those who elect to upgrade (by either modifying or replacing the existing UST), the frequency of tightness testing will decline. After upgrade, the frequency with which tightness tests will be ordered will depend on the choice of UST upgrade and leak detection method. For example, the new or upgraded tank may need to be tested every two years, five years or not at all, rather than annually. It is currently anticipated that the rate of UST closure and upgrade trends will increase as the 1998 deadline approaches.

     Cathodic protection is one of the two viable corrosion protection alternatives for owners or operators of steel USTs who wish to upgrade rather than close or replace their USTs. For the same reasons that annual tightness testing demand is declining, the Company expects strong demand for cathodic protection services through a period ending shortly after December 22, 1998. However, the degree to which the company will experience a significant increase in cathodic protection revenue or profits is not clear. Barriers to entry into the business of providing cathodic protection services are low. "Small" owners or operators (those with relatively few tanks) may experience financial hardship relating to the upgrade and are likely to be very price sensitive. Owners or operators who operate nationwide have the ability to exact price concessions from installation providers.

     The size of the market for SIR and for pipeline leak detection services is expected to increase as the number of USTs subject to monthly monitoring requirements increases. However, both SIR and cathodic protection are provided by a number of vendors. Demand for Stage II testing services will increase if more metropolitan areas meet the "non- attainment area" definition in The Clean Air Act.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB



     The  Company  does  not  believe  that  the  CMS  division   currently  has
significant direct competition, and it has developed a strategy designed to bring more USTs under CMS management.

Customers

     The Company provides UST services to oil companies, independently owned gasoline retailers, convenience store operators, fleet owners, government facilities, and other operators of USTs. Below are selected customers (in alphabetical order) within a few of the Company's major customer groups. The organizations listed are not meant to be representative of the Company's entire customer base, but are meant to give an indication of the caliber of organizations that purchase NDE's services.
     o Oil companies: Amoco Oil Company, B.P. Oil, Chevron U.S.A. Products Company, Exxon U.S.A., Mobil Oil Corporation, Shell Oil Company
     o Convenience stores: Cumberland Farms, Dairy Mart, Diamond Shamrock, Southland Corporation
     o Fleet owners: Hertz Corporation, Ryder Truck Rental

     Mobil Oil Corporation accounted for approximately 20% and 13% of the Company's 1996 and 1995 revenues, respectively. No other single customer contributed more than 10% of the Company's 1996 revenues.

Other matters

Suppliers

     The Company does not depend upon any single supplier for spare parts for any of its technologies. Substantially all repair, diagnostic, and maintenance functions are performed at the Company's headquarters.

Patents

     The Company owns or has obtained license for various rights in the form of patents, trademarks, copyrights, and/or registered names. NDE's policy is to vigorously defend these rights, and the Company is currently working with counsel to address infringements. There can be no assurance that the rights, or the Company's efforts to enforce them, will provide the Company with a competitive advantage. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Although the patents it holds may be of value, the Company believes that its success will depend primarily on its engineering, marketing, and service skills.

Research and Development

     The  company  has  incurred  no  significant   expenses  for  research  and
development since its inception. Most technology used by the Company has been obtained through acquisition.

Insurance

     The Company's testing activities, consistent with the industry, present risks of substantial liability. Spills of petroleum products and hazardous substances, or the creation or exacerbation of a contamination problem through errors or omissions in tank testing, could result in substantial liability under federal and state anti-pollution statutes and regulations or from tort claims by those suffering personal injury or property damage as a result of such contamination. In addition, many of the Company's tank testing services involve USTs containing volatile substances such as gasoline. The Company or its former licensees could be held liable for damage to persons or property caused by any resulting fire or explosion. In addition, most of the Company's services are provided by technicians driving Company vehicles with attendant risks associated with operating motor vehicles.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


     The Company maintains professional and pollution liability insurance of up to $2 million per occurrence, general, product and personal injury coverage of up to $1 million per occurrence, and fire liability coverage to $500,000. In addition, umbrella coverage for all sources of liability in the amount of $10 million is maintained. Deductibles are in the amount of $200,000 per occurrence, $400,000 in the aggregate, for professional and pollution liability coverages. The umbrella policy carries a $10,000 deductible. All other coverages carry a $5,000 deductible per occurrence. The Company believes that the policies in force are expected to be sufficient to cover all current and expected claims. The Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. The occurrence of any significant uninsured loss or liability would have a mateial adverse effect on the Company's business, financial condition, and results of operations.

Personnel

     As of December 31, 1996, the Company employed 324 full-time and no part-time personnel. None of the Company's personnel are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.


ITEM 2.       DESCRIPTION OF PROPERTY

     The Company owns no real property. All operations are conducted in leased premises. In December 1993, the Company leased 2,000 square feet, in Austin, Texas for its headquarters. This lease was amended in May 1994 to add 6,000 square feet of space. In May of 1996, the Company moved from the previous Austin location to its current address which has 11,500 square feet of leased space. The Company also leases regional offices and storage facilities. The lease for USTMAN's facility in Denver, Colorado was assumed in the Acquisition. The Tanknology Canada lease, also assumed in the Acquisition, was one of the assets disposed of subsequent to the 1996 year end (see Item 1. Description of Business
- Mergers and Acquisitions).


ITEM 3.       LEGAL PROCEEDINGS

     In February 1995, U.S. Test, Inc. ("U.S. Test") filed a lawsuit against NDE Environmental Corporation in the United States Federal District Court, Western District of Louisiana. The lawsuit is for a declaratory judgment that certain patents owned by NDE are invalid, unenforceable, and/or that certain U.S. Test tank testing systems do not infringe such patents. The relief U.S. Test is seeking includes a final determination on the above issues, a preliminary injunction regarding actions taken by NDE, and attorneys' fees and costs. In May 1995, NDE filed a counterclaim alleging that (1) the NDE patents are valid and enforceable, (2) the U.S. Test tank testing systems are infringing upon such patents, and (3) NDE is owed damages for such infringement. The amount of damages owed by U.S. Test, if any, has not been specifically alleged. The patents at issue were transferred from Gilbarco, Inc. in the 1994 acquisition by NDE of Gilbarco's Environmental Services Division. The parties entered into a joint scheduling order providing for a trial which is currently expected to occur during the third quarter of 1997. There have been no dispositive rulings to date. The Company does not believe that the outcome of such litigation will have a material adverse effect on the Company's results of operations or financial condition.

     The Company also is subject to various claims and litigation in the normal course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 20, 1995, the Company was delisted from the NASDAQ Stock Market for failure to meet listing requirements. These requirements included maintaining a minimum bid price, minimum capital surplus and minimum market value of public float. On December 22, 1995, the Company voluntarily delisted from the Boston Stock Exchange for similar reasons. The Company's common stock continues to be traded on the OTC Bulletin Board under the symbol NDEC.

     The following table sets forth high and low bid prices of the shares of Common Stock of the Company for each quarterly fiscal period within the last two fiscal years. Quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


                                  High         Low
                                  -----       -----
               1995
               ----
               First Quarter      $9/16       $5/16
               Second Quarter      $5/8        $1/4
               Third Quarter       $1/4        $1/8
               Fourth Quarter     $3/16       $1/20

               1996
               -----
               First Quarter       $1/8       $1/20
               Second Quarter     $5/16        $1/8
               Third Quarter      $5/16       $1/16
               Fourth Quarter     $9/16       $3/32

     As of April 2, 1997, there were approximately 170 holders of record of the Company's Common Stock including those shares held in "street name." The Company did not declare or pay Common Stock dividends during 1995 or 1996. The Company currently intends any future earnings to finance the development and expansion of its business.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward looking Statements

     All forward-looking statements contained in this Annual Report on Form 10-KSB and in the Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's current knowledge of factors affecting its business. The Company's actual results may differ materially if these assumptions prove invalid.

     Significant risk factors include, but are not limited to,:
     o increasing price competition in the Company's marketplace
     o changes in government regulations that decrease the requirements for the Company's testing services or adversely affect pricing
     o lack of achievement of the cost reductions and operational efficiencies anticipated as a result of the Acquisition
     o an excess of product liability losses over the Company's expectations o the loss of a significant customer or group of customers
     o a failure in the computer or communication systems used to manage the Company's geographically dispersed operations
     o risks associated with technological obsolescence

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


 Revenues

     Revenues  for 1996 were  $15,939,126,  an  increase of  $4,591,535  or 40%, compared to $11,347,591 for 1995. NDE's increased revenue was due to the Acquisition completed on October 25, 1996 and revenues for the year include the results of the UST Group from that date.

     Historically, the Company's revenues in the second half of the year are higher than in the first half. The 1996 results of operations included only two months of the Tanknology UST Group's results. Due to seasonality, those two months of combined operations accounted for substantially all of the 40% increase in revenues. In general, the price of UST tightness testing, which is the Company's main revenue source, continued to decline in 1996; however, this decline has been mitigated to some extent by increased revenues from CMS and international licensing revenues.

Cost of Testing

     Cost of testing services for 1996 was $11,085,062 (70% of revenue), an increase of $4,022,606 or 57%, compared to $7,062,456 (62% of revenue) for 1995. The gross margin was $4,854,064 (30% of revenue) for 1996, compared to $4,285,135 (38% of revenue) for 1995. The increased costs are due primarily to an increase in the number of tests due to the Acquisition. In addition, fuel prices increased in 1996 over 1995, and vehicle maintenance costs increased due to the aging of the Company's fleet.

Selling, General and Administrative

     Selling, general and administrative expenses (SG&A) for 1996 were $6,581,337 (41% of revenue), an increase of $152,904 or 2%, compared to $6,428,433 (57% of revenue) for 1995. The increase in SG&A was primarily due to an increase in the staffing levels required as a result of the Acquisition offset by reductions in these expenses due to tight cost controls on these expenses prior to the Acquisition. Through the first nine months of 1996, SG&A expenses were essentially unchanged from the same period in 1995. The elimination of most of the duplicate expenses for these expense categories subsequent to the Acquisition reduced the percentage increase from 1995; however, severance costs for terminated NDE employees and the costs of maintaining additional administrative staff after the Acquisition through the end of the year unfavorably impacted these costs.

Impairment of Long-lived Assets

     In the third quarter of 1996, the Company recorded an impairment of long-lived assets of $833,321 relating to the write-down of vehicles and test equipment purchased from the Gilbarco Environmental Services Division ("Gilbarco ESD"). This write-down was based on a periodic review to determine whether there had been any permanent decline in values of the Company's assets.

Interest Expense

     Interest expense for 1996 was $1,062,409, or 7% of revenue, an increase of $156,865, or 17%, compared to $905,544 or 8% of revenue, in 1995. The increase in interest expense is due to the increased debt incurred for the Acquisition, non-cash interest expense related to accretion of subordinated debt of $67,641, and amortization of the deferred financing costs incurred on the Acquisition-related debt of $36,989. These amounts were partially offset by generally lower interest rates on the new debt compared to the Company's prior financing arrangements.

Extraordinary Gain

     In September 1996, the Company recorded an extraordinary gain on the early retirement of debt of $1,813,149. The retired debt related to a $2,450,000 six-year note which was collateralized by assets acquired in the April 1994 transaction with Gilbarco ESD. At settlement (September 30,1996), the note's carrying value of $2,113,149 including accrued interest was retired in consideration of cash payments by the Company totaling $546,000.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


Net Loss

     The Company recorded a net loss for 1996 of $1,638,998 (10% of revenue) as compared to a net loss of $2,892,639 for 1995 (25% of revenue). Excluding unusual items (impairment of long-lived assets and extraordinary gain) the 1996 loss was $2,618,826 (16% of revenue).

Liquidity and Capital Resources

     The Company's operational strategy has been to establish and maintain a national presence. A substantial portion of the Company's growth has come through acquisitions, beginning with the Pan American Environmental Services, Inc. acquisition in 1990 and the Kaneb Metering Corporation transaction in 1991 and continuing with the domestic ProEco transaction in January 1993, the ProEco international transaction in December 1993, and the Gilbarco ESD transaction in 1994.

     On October 25, 1996 (the "Closing Date"), the Company acquired all of the capital stock of three underground storage tank services subsidiaries (the "UST Group") from TEI, Inc. (formerly Tanknology Environmental Incorporated). The subsidiaries acquired were Tanknology Corporation International ("TCI"), USTMAN Industries, Inc. ("USTMAN"), and Tanknology Canada (1988), Inc. ("Tanknology Canada"). Immediately following the Acquisition, the Company merged its wholly owned subsidiary NDE Testing and Equipment, Inc. into TCI and changed the name of the merged entity to Tanknology/NDE Corporation.

     The UST Group was purchased for an aggregate purchase price of $12 million which was paid to TEI at closing of the transaction. This purchase price is subject to upward adjustment for certain taxes that may be owed to TEI relating to operations of the UST Group from August 31, 1996 to October 25, 1996 (the Interim Period") and interest on the $12 million purchase price for the Interim Period at 8% per annum. The purchase price adjustment will be reduced by any claims the Company may have as a result of its internal post-closing audit of the acquired assets.

     In connection with the Acquisition, the Company obtained a total of $19 million of financing (the "Financing') under two separate loan agreements. The Financing consisted of senior secured bank debt consisting of a three-year, $5 million revolving line of credit and a five-year, $6 million term loan and a five-year, $8 million subordinated note. Substantially all of the Company's assets were pledged as security under the loan agreements. Concurrent with the Acquisition and the Financing, a major stockholder of the Company provided a $1 million standby commitment in the event of a payment default by the Company under the loan agreements, and, in conjunction with an affiliated debt holder, converted $1,035,882 of existing debt ($1 million of principal, plus accrued interest) into 8 million shares of common stock. The proceeds from the Financing were used to purchase the UST Group, to pay off outstanding balances under an existing term loan and an existing factoring agreement in the aggregate amount of $2,526,970, for funding of Acquisition related fees and expenses, and for general working capital. At December 31, 1996, the Company had $1,113,616 available for additional borrowing under the revolving credit facility.

Senior Secured Bank Debt

     The funds available for borrowing under the revolving line of credit are based on a formula as applied to the eligible accounts receivable of the Company. In conjunction with the February 1997 sale of certain Canadian operations (see below), the amount available to the Company under the revolving credit was reduced by $500,000 as a condition to obtaining the banks agreement to sell the operating assets of Tanknology Canada. At the closing of the Acquisition, $2 million was drawn under the revolving credit line and remained outstanding at December 31, 1996. The $6 million term loan carries a rate of prime plus 1.5%. Principal payments of $100,000 per month on the term loan are due beginning in January 1997. Interest is payable monthly under both loan agreements. Under both the revolving credit line and the term loan, the Company is subject to certain restrictions and covenants.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


Senior Subordinated Note

     The 13%, $8 million senior subordinated note (the "Note") matures December 31, 2001. Principal payments of $500,000 per quarter begin on March 31, 1998, and interest is payable quarterly beginning December 31, 1996. In consideration for the Note, the debt holder also received warrants with a put option (see "Warrants" below) to purchase shares of the Company's common stock. The appraised fair market value of the warrants at issuance was determined to be $1.6 million and was recorded as a discount to, and separately from, the Subordinated Note. At December 31, 1996, the Note had a carrying value, net of unamortized discount, of $6,467,641. Under the terms of the Note agreement, the Company is subject to certain restrictions and covenants.

Warrants

     As noted above, the Company issued to its Note holder warrants to purchase 13,022,920 shares of common stock. The warrants are exercisable at $0.325 per share and can be exercised at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price may be subject to adjustment based upon certain factors. The initial, and maximum, exercise price of $0.325 is subject to downward adjustment based on the Company's financial performance during the 12 month period immediately prior to the exercise of the warrants. The downward adjustment is limited to $0.20 per share for a minimum exercise price of $0.125. These warrants are also subject to a put option (the "Put") whereby, under certain circumstances, the holder can require the Company to repurchase the warrants (including any common shares owned as a result of a previous warrant exercise). Unless, and until, a "Qualifying Public Offering" has occurred (defined as a sale to the public of at least $20 million of Company stock), the put is exercisable after December 31, 2001, or after certain other events such as a change in control, certain mergers, or uncured defaults under the Note agreement. If the Note holder were to exercise the put, the cost to the Company would be calculated based upon a formula and/or an independent appraisal.

     Based upon an independent appraisal of the warrants and attached put option, a valuation of $1,600,000 was assigned to these instruments. The Company is unable to determine if the holder will ever exercise the put and accordingly what the purchase price would be at that time. However, beginning in 1997, the Company will record an estimate of the possible valuation as of December 31, 2001 (the earliest date at which the put is exercisable, absent other events) based upon projections of future results of operations and record an expense to accrete the carrying value of the warrants with put option to such estimated redemption value.

Gilbarco Financing

     Two notes were issued by the Company in connection with the Gilbarco ESD acquisition. Both were payable to Gilbarco. The first note, in the principal amount of $400,000, became due on March 31, 1995 and was paid in full by the Company. The second note was in the principal amount of $2,450,000. In March 1996, the Company obtained from Gilbarco a prepayment incentive in exchange for an immediate payment of $256,000. In September 1996, the Company settled the remaining note balance for $300,000. The debt had a carrying value at the prepayment date of $2,113,149, including accrued interest. The settlement resulted in an extraordinary gain of $1,813,149.

     In November 1995, in consideration for the assignment of certain Gilbarco patents, the Company entered into a note to pay Gilbarco an additional $300,000. The $300,000 note was outstanding at December 31, 1996, bears interest at a variable rate (currently, approximately 6%), and is due in October 2000.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1996 are as follows:

          1997                                           $    1,963,564
          1998                                                3,477,713
          1999                                                5,344,963
          2000                                                3,635,661
          2001                                                3,266,033
                                                             17,687,934
          Less: Discount related to subordinated notes       (1,532,359)
                                                         --------------
                                                         $   16,155,575
                                                         ==============

     In January 1995, the Company raised $500,000 from a significant shareholder ("Proactive") in exchange for its promissory notes (the "1995 Bridge Note"). These notes were to mature on April 30, 1995. In January 1995, this note was extended to May 31, 1995. In June 1995, the Company completed a restructuring of the 1995 Bridge Note and Proactive's portion of the Subordinated Debt (the "June Refinancing"). The shareholders agreed to exchange (I) the 1995 Bridge Note of $500,000 plus accrued interest of $25,644, (ii) Proactive's portion of the Subordinated Debt, which was $273,038, plus accrued interest of $4,728, and
(iii) cash of $500,000 for 261 newly issued shares of the Company's Series DDD Preferred Stock. The Series DDD Preferred Stock was never issued. In March 1996, instead of receiving the Series DDD Preferred Stock, the shareholders agreed to convert the June Refinancing directly into a total of 5,482,254 shares of Common Stock.

     At December 31, 1996, the Company had positive working capital of $101,162 compared with a working capital deficit of $1,818,766 at December 31, 1995. The decrease in the deficit is due to the previously discussed Financing. Cash used in operating activities during 1995 was $1,181,393 and cash provided by operating activities in 1996 was $868,023.

     Prior to the Acquisition, the Company incurred operating losses and negative cash flows from operations and relied primarily on it's principal shareholders for financing. To a lesser extent, the Company had relied on bank financing, lease financing, vendor financing, and seller financing with respect to acquisitions. The Company has historically utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company believes that the Financing, completed in conjunction with the purchase of the UST group as described above, and cash flows generated from operations will provide it with sufficient borrowing capacity and funds to meet the Company's normal capital expenditure requirements, operational needs, and debt service requirements for the next 12 months. This is a forward-looking statement, and the Company's actual cash flows from operations may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, operations, and debt service.

     In February 1997, the Company sold the business and operations of Tanknology Canada which it acquired as part of the Acquisition. As part of the transaction, the Company sold certain patent, software, and trademark rights as well as the fixed assets associated with the operation of the Canadian business and entered into a series of royalty generating license agreements. Payments of $1,200,000 were paid at closing. $1,150,000 of the proceeds were allocated to the sale of the patent, software and trademark rights and $50,000 was allocated to the sale of the fixed assets. The net proceeds from these sales will reduce the basis of the acquired assets and will have no impact to the Company's results of operations in 1997. These funds will be used for general working capital purposes.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


ITEM 7.           FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of NDE Environmental Corporation and Subsidiaries are attached hereto.

                                                                                                  Page
Report of Independent Auditors                                                                     F-1
Consolidated Balance Sheets - December 31, 1996 and 1995                                           F-2
Consolidated Statements of Operations - Years Ended December 31, 1996 and 1995                     F-3
Consolidated Statements of Stockholders' Deficit - Years Ended December 31, 1996 and 1995          F-4
Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995                     F-6
Notes to Consolidated Financial Statements                                                         F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


PART III

     The information required by Part III is contained under the following captions in the Company's Definitive Proxy Statement, expected to be filed on or about April 30, 1997:

         Item 9.  Directors, Executive Officers, Promoters and Control Persons
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith or incorporated herein by reference:

              (1) Index to Financial statements:

                  Report of Independent Auditors.................................................F-2

                  Consolidated Balance Sheets as of December 31, 1996 and 1995...................F-3

                  Consolidated Statements of Operations for the years ended
                        December 31, 1996 and 1995...............................................F-4

                  Consolidated Statements of Stockholders' Deficit for the years ended
                        December 31, 1996 and 1995...............................................F-5

                  Consolidated Statements of Cash Flows for the years ended
                        December 31, 1996 and 1995...............................................F-6

                  Notes to Consolidated Financial Statements.....................................F-8

              (2) Index to Financial Statement Schedules:

                  All information required in Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Commission (i) are included in the notes to the financial statements included in this report or (ii) are not required under the related instruction or are inapplicable and, therefore, have been omitted.

              (3) Exhibits:

                     No.     Exhibit
                  ---------- ---------------------------------------------------
                  3.01       Certificate of Incorporation of the Registrant, as
                             amended, filed on May 24, 1989, File No. 33-28861-
                             LA (the Form "S-18").

                  3.02 Bylaws of the Registrant, as amended to June 22, 1996.

                  3.04 Certificate of Designation, Preferences and Rights of Series DDD Preferred Stock of NDE Environmental
                             Corporation.

                  10.01      Stock Purchase Agreement, dated as of December 11,
                             1993, among the Registrant, Jim R. Clare and Donald
                             Valverde.

                  10.02 Secured Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc. in the principal amount of $2,450,000.

                  10.03 Security Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc. securing payment of the Secured Promissory Note attached hereto as Exhibit 10.02.

                  10.04      Patent License Agreement, dated as of April 11,
                             1994, between the Registrant and Gilbarco Inc.

                  10.05      Third Amendment to NDE Environmental Corporation's
                             Secured Notes, dated as of March 31, 1995, between the Registrant and Proactive Partners; Spears,
                             Benzak, Salomon, & Farrell; Dan Purjes; Peter
                             Sheib; Lawrence Rice; and Joan Taylor.

                  10.06      Second Amendment to NDE Environmental Corporation's
                             Subordinated Note, dated as of March 31, 1995, between the Registrant and Spears, Benzak, Salomon, and Farrell.

                  10.07      First Amendment to NDE Environmental Corporation's
                             Subordinated Secured Promissory Note, dated as of
                             February 28, 1995, between the Registrant and
                             Gilbarco, Inc.

                  10.08 Promissory note, dated as of January 17, 1995, between the Registrant and Proactive Partners, L.P.

                  10.09      First Amendment of The Promissory Note dated
                             January 17, 1995, Amendment dated April 30, 1995, between the registrant and Proactive Partners L. P.

                  10.10      First Amendment of the Financing  Agreement between
                             the  registrant   and  Silicon   Valley   Financial
                             Services, dated June 20, 1995.

                  10.11      Notice of Conversion regarding Series AAA Preferred
                             Stock   between  the   registrant   and   Proactive
                             Partners,  L.P.;  Lagunitas Partners,  L.P.; and A.
                             Daniel Sharplin, dated as of April 17, 1995.

                  10.12      Notice of Conversion regarding Series BBB Preferred
                             Stock   between  the   registrant   and   Proactive
                             Partners,  L.P.;  Lagunitas Partners,  L.P.; and A.
                             Daniel Sharplin, dated as of April 17, 1995.

                  10.13      Notice of Conversion regarding Series CCC Preferred
                             Stock   between  the   registrant   and   Proactive
                             Partners,  L.P.;  Lagunitas Partners,  L.P.; and A.
                             Daniel Sharplin, dated as of April 17, 1995.

                  10.14 Promissory Note, dated as of November 6, 1995, between the Registrant and Gilbarco, Inc.

                  10.15 Promissory Note, dated as of February 13, 1996, between the Registrant and Proactive Partners,
                             L. P.

                  10.16 Promissory Note, dated as of February 13, 1996, between the Registrant and Lagunitas Partners,
                             L. P.

                  10.17      Second Amendment to NDE Environmental Corporation's
                             Secured  Promissory  Note,  dated as of  March  22,
                             1996, between Registrant and Gilbarco, Inc.

                  10.18 Settlement Agreement dated as of November 30, 1995 between the Registrant and Protank, Inc.

                  10.19 1996 Funding Agreement, dated as of March 27, 1996, between the Registrant, Proactive Partners and Lagunitas Partners, L. P.

                  10.20      1996 Additional Funding Agreement, dated as of
                             March 15, 1996, between the Registrant and
                             Proactive Partners, L.P.

                  10.21 1996 Second Additional Funding Agreement, dated as of June 13, 1996, between the Registrant and Proactive Partners, L.P.

                  10.22      Revised     Agreement    to    NDE    Environmental
                             Corporation's  Secured Promissory Note, between the
                             Registrant   and  Gilbarco,   Inc.,   dated  as  of
                             September 15, 1996.

                  10.23      Stock Purchase Agreement between NDE Environmental
                             Corporation and Tanknology Environmental, Inc.
                             dated as of October 7, 1996.

                  10.24      First Amendment to Stock Purchase Agreement between
                             NDE Environmental  Corporation and Tanknology
                             Environmental, Inc. dated as of October 25, 1996.

                  10.25      Loan Agreement, dated October 25, 1996, between NDE
                             Environmental      Corporation,      Tanknology/NDE
                             Corporation, USTMAN Industries, Inc., ProEco, Inc.,
                             Tanknology  Canada (1988) Inc., and Bank One Texas,
                             N.A. (the "Loan Agreement").

                  10.26 Revolving Note dated October 25, 1996, issued pursuant to the Loan Agreement.

                  10.27 Term Note dated October 25, 1996, issued pursuant to the Loan Agreement.

                  10.28      Note and Warrant  Purchase  Agreement,  dated as of
                             October  25,   1996,   between  NDE   Environmental
                             Corporation,   Tanknology/NDE  Corporation,  USTMAN
                             Industries,  Inc.,  ProEco,  Inc.,  and  Tanknology
                             Canada (1988) Inc., and Banc One Capital  Partners,
                             L.P. (The "Note and Warrant Purchase Agreement").

                  10.29 Senior Subordinated Note due December 31, 2001, dated October 25, 1996 issued pursuant to the Note and Warrant Purchase Agreement.

                  10.30      Warrant  Certificate dated October 25, 1996, issued
                             pursuant   to  the   Note  and   Warrant   Purchase
                             Agreement.

                  10.31 Security Agreement, dated as of October 25, 1996, among NDE Environmental Corporation, Tanknology/NDE
                             Corporation, USTMAN Industries, Inc., ProEco, Inc., and Tanknology Canada (1988), Inc., and Banc One
                             Capital Partners, L.P.

                  10.32      Security  Agreement - Pledge of  Subsidiary  Stock,
                             dated  as  of  October   25,   1996,   between  NDE
                             Environmental  Corporation  and  Banc  One  Capital
                             Partners, L.P.

                  10.33 Put Option Agreement, dated as of October 25, 1996, between NDE Environmental Corporation and Banc One
                             Capital Partners, L.P.

                  10.34      Registration Rights Agreement,  dated as of October
                             25, 1996, between NDE Environmental Corporation and
                             Banc One Capital Partners, L.P.

                  10.35      Preemptive  Rights  Agreement,  dated as of October
                             25, 1996, between NDE Environmental Corporation and
                             Banc One Capital Partners, L.P.

                  10.36 Co-Sale Agreement, dated as of October 25, 1996, among NDE Environmental Corporation, Proactive
                             Partners, L.P., Lagunitas L.P., Jay Allen Chaffee,
                             A. Daniel Sharplin, and Banc One Capital Partners,
                             L.P.

                  10.37 Standby Commitment, made as of October 25, 1996, among Proactive Partners L.P., NDE Environmental
                             Corporation,  Banc One Capital Partners,  L.P., and
                             Bank One Texas, N.A.

                  10.38      Shareholder Agreement, dated as of October 25,
                             1996, among Proactive Partners, L.P., Lagunitas
                             L.P., Jay Allen Chaffee, A. Daniel Sharplin, and
                             Banc One Capital Partners, L.P.

                  10.39      Pledge and Security  Agreement, dated October 25,
                             1996, between NDE Environmental Corporation and
                             Banc One Capital Partners L.P.

                  10.40      Pledge and Security  Agreement,  dated  October 25,
                             1996,  between NDE  Environmental  Corporation  and
                             Bank One Texas, N.A.

                  10.41      Pledge and Security Agreement, dated October 25,
                             1996, between ProEco, Inc. and Bank One Texas, N.A.

                  10.42      Pledge and Security  Agreement,  dated  October 25,
                             1996, between USTMAN Industries, Inc., and Bank One
                             Texas, N.A.

                  21.01      Subsidiaries of the Registrant

                  27.01      Financial Data Schedule



                  (b) There was one Report on 8-K filed during the quarter ended
                      December 31, 1996, as follows:

                            Filed               Dated
                      ------------------  -----------------
                      November 12, 1996   October 25, 1996   Item 2, Acquisition or Disposition of Assets:
                                                             Acquisition of the Tanknology UST Group form
                                                             Tanknology Environmental, Inc.


                          NDE ENVIRONMENTAL CORPORATION
                        1996 ANNUAL REPORT ON FORM 10-KSB


                                                                   Exhibit 21.01

SUBSIDIARIES OF REGISTRANT

     Tanknology/NDE   Corporation,  a  Delaware  corporation,   incorporated  on
December 27, 1991, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name Tanknology/NDE Corporation.

     NDE Environmental Canada Corporation, incorporated on May 21, 1993 under the Business Corporations Act of Alberta, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name NDE Environmental Canada Corporation.

     ProEco, Inc., a Delaware corporation, incorporated as Tank Testing International, Inc. on March 19, 1990, changed its name to ProEco, Inc. on July 26, 1991, and is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name ProEco, Inc.

     EcoAm, Inc., a Florida corporation, incorporated on July 15, 1991, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name EcoAm, Inc.

     ProEco, Ltd., a United Kingdom corporation, incorporated in October 16, 1992, as EcoAm, Ltd., is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name ProEco, Ltd.

     Tanknology Canada (1988) Inc., incorporated in Ontario, Canada, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name Tanknology Canada (1988) Inc.

     USTMAN Industries, Inc., a Delaware corporation, incorporated on May 29, 1992, is a wholly owned subsidiary of NDE Environmental Corporation and does business under the name USTMAN Industries, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NDE ENVIRONMENTAL CORPORATION



Date:    April 14, 1997    By:           /s/ A DANIEL SHARPLIN
      -------------------        ----------------------------------------------
                                 A. Daniel Sharplin
                                 President, Chief Executive Officer and Director
                                 (PRINCIPAL EXECUTIVE OFFICER)


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/ JAY ALLEN CHAFFEE                Dated:     April 14      , 1997
--------------------------------------------          -------------------
Jay Allen Chaffee
Chairman of the Board of Directors

            /s/ DAVID G. OSOWSKI                Dated:     April 14      , 1997
--------------------------------------------          -------------------
David G. Osowski
Vice President and
Chief Financial Officer
(PRINCIPAL FINANCIAL and ACCOUNTING OFFICER)

         /s/ CHARLES C. McGETTIGAN              Dated:     April 14      , 1997
--------------------------------------------          -------------------
Charles C. McGettigan
Director

           /s/ MICHAEL S. TAYLOR                Dated:     April 14      , 1997
--------------------------------------------          -------------------
Michael S. Taylor
Director

           /s/ MYRON A. WICK, III               Dated:     April 14      , 1997
--------------------------------------------          -------------------
Myron A. Wick, III
Director

             /s/ MARK B. BOBER                  Dated:     April 14      , 1997
--------------------------------------------          -------------------
Mark B. Bober
Director

                 NDE Environmental Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1996 and 1995




                                    Contents


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets   ..............................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Deficit............................F-5

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-8

                 NDE Environmental Corporation and Subsidiaries


                         Report of Independent Auditors



Stockholders and Board of Directors
NDE Environmental Corporation


     We have audited the accompanying consolidated balance sheets of NDE Environmental Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDE Environmental Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                           /s/ ERNST & YOUNG LLP

Austin, Texas
March 27, 1997, except for
the second paragraph of Note 4
as to which the date is April 14, 1997

                 NDE Environmental Corporation and Subsidiaries



                           Consolidated Balance Sheets


                                                                                December 31
                                                                           1996            1995
                                                                       ------------    ------------
Assets
Current assets:
         Cash ......................................................   $  2,412,233    $    327,035
         Trade accounts receivable, less allowance for doubtful
              accounts of $837,480 in 1996 and $289,512 in 1995.....      5,735,550       2,162,593
         Inventories ...............................................        367,362         175,173
         Prepaid expenses and other current assets .................      1,578,097         245,645
                                                                       ------------    ------------
                                                                         10,093,242       2,910,446

Equipment and improvements, net (Note 3) ...........................      5,736,391       4,027,037

Goodwill, net of accumulated amortization of $55,122 (Note 2) ......      4,922,617            -
Patents, licenses and other intangible assets, net of accumulated
         amortization of $773,140 n 1996 and $578,247 in 1995 ......      3,374,962       1,292,360

Deferred financing costs ...........................................        922,424            -

                                                                       ------------    ------------
Total assets .......................................................   $ 25,049,636    $  8,229,843
                                                                       ============    ============

Liabilities and stockholders' deficit Current liabilities:
         Accounts payable ..........................................   $  1,673,470    $    751,944
         Accrued liabilities .......................................      4,885,260       1,322,457
         Accrued payroll and payroll taxes .........................      1,469,786         636,369
         Current portion of long-term debt (Note 4) ................      1,963,564       2,018,442
                                                                       ------------    ------------
                                                                          9,992,080       4,729,212

Long-term debt (Note 4) ............................................     14,192,011       3,739,653

Warrants with put option (Note 5) ..................................      1,600,000            -

Stockholders' deficit:
Series    AAA  Convertible  Preferred  Stock,  $.0001 par value;  authorized 400 shares; issued and outstanding 1 share; stated at
          liquidation value of $5,000 per share ....................          5,000           5,000
Common Stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 15,978,610 shares in 1996 and 2,274,420
          shares in 1995 ...........................................          1,598             227
Common Stock Subscribed, 5,482,254 shares in 1995 (Note 5) .........            -         1,303,410
Additional paid-in capital .........................................     27,578,446      25,134,457
Accumulated deficit ................................................    (28,302,374)    (26,663,376)
Cumulative foreign currency translation adjustment .................        (17,125)        (18,740)
                                                                       ------------    ------------
                                                                           (734,455)       (239,022)
                                                                       ------------    ------------
Total liabilities and stockholders' deficit ........................   $ 25,049,636    $  8,229,843
                                                                       ============    ============

See accompanying notes

                 NDE Environmental Corporation and Subsidiaries



                      Consolidated Statements of Operations



                                                    Year ended December 31,
                                                     1996            1995
                                                 ------------    ------------

Revenues .....................................   $ 15,939,126    $ 11,347,591

Costs and expenses:
         Cost of testing services ............     11,085,062       7,062,456
         Selling, general and administrative .      6,581,337       6,428,433
Total costs and expenses .....................     17,666,399      13,490,889

Impairment of long-lived assets (Note 3) .....       (833,321)          -
                                                 ------------    ------------

Operating loss ...............................     (2,560,594)     (2,143,298)

Other income (expense):
         Interest expense ....................     (1,062,409)       (905,544)
         Other income, net ...................        214,641         156,203
                                                 ------------    ------------

Net loss before provision for income taxes and
         extraordinary gain ..................    (3,408, 362)     (2,892,639)

Provision for income taxes (Note 8) ..........        (43,785)          --

Extraordinary gain (Note 4) ..................      1,813,149           --
                                                 ------------    ------------

Net loss .....................................   $ (1,638,998)   $ (2,892,639)
                                                 ============    ============

Net loss per common share:
         Before extraordinary gain ...........   $      (0.45)   $      (1.45)
         Extraordinary gain ..................           0.24           --
                                                 ------------    ------------
Net loss per common share ....................   $      (0.21)   $      (1.45)
                                                 ============    ============

Weighted average number of common shares
         outstanding .........................      7,725,377       1,991,820
                                                 ============    ============

See accompanying notes

                 NDE Environmental Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Deficit



                                                                                                             Cumulative
                      Preferred Stock                 Common Stock                                           Foreign
                  ----------------------- ---------------------------------------- Additional                Currency    Total
                  Shares                  Shares             Shares                Paid-in     Accumulated   Translation Shockholder
                  Outstanding Amount      Outstanding Amount Subscribed Amount     Capital     Deficit       Adjustment  Deficit
----------------- ----------- ----------- ----------- ------ ---------- ---------- ----------- ------------- ----------- -----------
Balance at
December 31, 1994       570.5 $3,237,500    1,462,420 $  146      -     $    -     $21,902,038 ($23,770,737)   ($18,740) $1,350,207
----------------- ----------- ----------- ----------- ------ ---------- ---------- ----------- ------------- ----------- -----------
Conversion of
Series AAA
Convertible
Preferred Stock
to Common Stock       (256.5) (1,282,500)     511,000     51      -          -       1,282,449       -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Conversion of
Series BBB
Convertible
Preferred Stock
to Common Stock       (253)   (1,650,000)     253,000     25      -          -       1,649,975       -             -           -
------------------------------------------------------------------------------------------------------------------------------------
Conversion of
Series CCC
Convertible
Preferred Stock
to Common Stock        (60)     (300,000)      48,000      5      -          -         299,995       -             -           -
------------------------------------------------------------------------------------------------------------------------------------
Subscription of
Common Stock
(Note 5)                  -          -            -           5,482,254  1,303,410       -           -             -      1,303,410
------------------------------------------------------------------------------------------------------------------------------------
Net loss                  -          -            -               -          -           -       (2,892,639)       -     (2,892,639)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1995        1         $5,000   2,274,420 $  227  5,482,254 $1,303,410 $25,134,457 ($26,663,376)   ($18,740)  ($239,022)
------------------------------------------------------------------------------------------------------------------------------------

                 NDE Environmental Corporation and Subsidiaries


                                                                                                             Cumulative
                      Preferred Stock                 Common Stock                                           Foreign
                  ----------------------- ---------------------------------------- Additional                Currency    Total
                  Shares                  Shares             Shares                Paid-in     Accumulated   Translation Shockholder
                  Outstanding Amount      Outstanding Amount Subscribed Amount     Capital     Deficit       Adjustment  Deficit
--------------- ----------- ----------- ----------- ------ ----------- ----------- ----------- ------------- ----------- -----------
Balance at Dec-
ember 31, 1995           1  $     5,000   2,274,420 $  227  5,482,254  $1,303,410  $25,134,457 ($26,663,376)   ($18,740)  ($239,022)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of
Common Stock to
settle
licensing
dispute                  -        -          20,000      2      -            -           3,748       -             -          3,750
------------------------------------------------------------------------------------------------------------------------------------
Issuance of
Common Stock
Subscribed               -        -       5,482,254    548 (5,482,254) (1,303,410)   1,302,862       -             -           -
------------------------------------------------------------------------------------------------------------------------------------
Exchange of
Secured
Promissory
Notes for
Common Stock             -        -       8,000,000    800      -            -       1,035,082       -             -      1,035,882
------------------------------------------------------------------------------------------------------------------------------------
Company
contribution
to 401(k)
Plan                     -        -         201,936     21      -            -         102,297       -             -        102,318
------------------------------------------------------------------------------------------------------------------------------------
Cumulative
foreign
currency
translation              -        -            -        -       -            -           -           -            1,615       1,615
------------------------------------------------------------------------------------------------------------------------------------
Net loss                 -        -            -        -       -            -           -       (1,638,998)       -     (1,638,998)
------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec-
ember 31, 1996           1  $     5,000  15,978,610 $1,598      -            -     $27,578,446 ($28,302,374)   ($17,125)  ($734,455)
====================================================================================================================================

See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries



                      Consolidated Statements of Cash Flows



                                                                              Year ended December 31,
                                                                               1996            1995
                                                                           ------------    ------------

Cash flows from operating activities:
   Net loss ............................................................   $ (1,638,998)   $ (2,892,639)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Extraordinary gain ................................................     (1,813,149)           -
     Impairment of long-lived assets ...................................        833,321            -
     Depreciation and amortization .....................................      2,029,865       1,594,257
     Amortization of discounts and financing costs .....................        309,954         159,534
     Gain on sale of equipment .........................................       (214,641)       (187,708)

Changes in  operating  assets and  liabilities,  net of assets  and  liabilities acquired:
     (Increase) decrease in trade accounts receivable ..................      1,192,044        (702,942)
     Increase in inventories ...........................................        (45,689)        (47,141)
     (Increase) decrease in prepaid expenses and other current assets ..       (480,452)        144,836
     Increase in accounts payable ......................................        147,526          42,385
     Increase (decrease) in accrued liabilities ........................       (285,175)        593,145
     Increase in accrued payroll and payroll taxes .....................        833,417         114,880
                                                                           ------------    ------------
         Net cash provided by (used in) operating activities ...........        868,023      (1,181,393)

Cash flows from investing activities:
     Business acquisitions, net of cash acquired of $700,000 ...........    (11,299,757)           -
     Capital expenditures ..............................................     (1,120,752)       (464,608)
     Proceeds from sale of equipment ...................................        234,450         242,294
     Other .............................................................         10,737            -
                                                                           ------------    ------------
         Net cash used in investing activities .........................    (12,175,322)       (222,314)

Net cash from financing activities:
   Proceeds from issuance of long-term debt and warrants with put option     16,529,903       2,006,886
   Deferred financing costs ............................................       (959,413)           -
   Payments on long-term debt ..........................................     (3,177,993)     (1,020,635)
   Proceeds from issuance of debt (Note 5) .............................      1,000,000            -
   Proceeds from common stock subscriptions ............................           -            500,000
                                                                           ------------    ------------
     Net cash provided by financing activities .........................     13,392,497       1,486,251

     Net increase in cash ..............................................      2,085,198          82,544
   Cash at beginning of year ...........................................        327,035         244,491
                                                                           ------------    ------------
   Cash at end of year .................................................   $  2,412,233    $    327,035
                                                                           ============    ============
Supplemental disclosure of cash flow information: Cash paid during the year for:
   Interest ............................................................   $    487,334    $    631,231
                                                                           ============    ============
   Income taxes ........................................................   $       -       $       -
                                                                           ============    ============


See accompanying notes.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Summary of Significant Accounting Policies

Description and History of Business

     NDE Environmental Corporation and subsidiaries (the Company) provides regulatory compliance and related services, primarily tightness testing for underground storage tanks (USTs) and associated pipelines. Operations are conducted in the United States, Puerto Rico, and the District of Columbia. Although work is occasionally performed outside of the U.S., the Company generally operates through foreign licensees. The Company has grown significantly through acquisitions, financed primarily by debt.

Basis of Presentation

     The consolidated financial statements include the accounts and operations of NDE Environmental Corporation and its wholly-owned subsidiaries:
Tanknology/NDE Corporation, USTMAN Industries, Inc., Tanknology Canada (1988) Inc., NDE Environmental Canada Corporation, ProEco, Inc., ProEco, Ltd., and EcoAm, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for years prior to December 31, 1996 have been reclassified to conform to the current year presentation.

Revenue Recognition

     Tank testing, line testing and consulting service revenues are recognized when services are performed. Revenues for contracts extending more than 30 days are recognized on a percentage of completion basis. Equipment sales are recognized upon delivery to the customer.

Concentrations of Credit Risk

     The Company's customers are principally the retail fuel operations of major oil companies, independently owned gasoline retailers, convenience store operators, large vehicle fleet owners and governmental entities. Accounts receivable potentially expose the Company to concentrations of credit risk. Generally, accounts receivable are due within 30 days and are not collateralized. Credit losses historically have not been significant. One customer accounts for approximately 20% of the Company's revenues. A payment default by this customer could have a material impact on the Company's results of operations.

Inventories

     Inventories consist principally of parts sold by the Company in connection with the performance of testing services and are valued at lower of cost (first-in, first-out) or market.

Equipment and Improvements

     Equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

     The estimated useful lives used in computing depreciation and amortization are as follows:


          Tank testing equipment                 8 years
          Furniture and fixtures                 5 years
          Vehicles                           3 - 5 years
          Other equipment                    3 - 6 years

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

Intangible Assets

     Intangible assets are amortized using the straight-line method over the following estimated useful lives:


          Goodwill                                     15 years
          Patents                                  5 - 12 years
          Licenses                                     15 years
          Other intangible assets                   3 - 5 years

     The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates the intangible assets will not be recoverable as determined based on the undiscounted cash flows related to the intangible asset over the remaining amortization period, the Company's carrying value of the intangible assets is reduced by the estimated shortfall of cash flows. Such review did not result in any writedown of intangible assets in 1996 or 1995.

Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees" and related
Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized only when the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant.

Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between balances recognized for financial reporting purposes and income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management establishes a valuation allowance for deferred tax assets where realization is not likely.

Loss Per Share Data

     Loss per share is computed by dividing net loss for the year by the weighted average number of common shares outstanding during each year. The effect of the convertible preferred stock, options and warrants are not considered as the effect would be antidilutive. The computation of fully diluted loss per share was antidilutive and, therefore, not presented.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. Business Acquisitions

Tanknology UST Group (the "Acquisition")

     On October 25, 1996, the Company acquired all of the common stock of the Tanknology UST Group of Tanknology Environmental, Inc. ("TEI"). The Tanknology UST Group consisted of three subsidiaries of TEI: Tanknology Corporation International ("TCI"), Tanknology Canada (1988) Inc., and USTMAN Industries, Inc. ("USTMAN"). The Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of the subsidiaries. The Acquisition has been accounted for as a purchase and thus results of operations of the UST Group from the date of the acquisition are included in the Company's statement of operations. The purchase price is subject to adjustment based upon final closing adjustments, which are expected to occur in 1997.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

     In addition to the purchase price paid to TEI, the Company incurred approximately $714,000 in fees and expenses related to consummating and effecting the Acquisition. The Company also accrued approximately $857,000 for costs related to the planned relocation of and reduction in the former UST Group's Field Services management and administrative groups. Included in this accrual are costs for severance, employment contract obligations, personnel and facility relocation costs, excess lease expenses and other acquisition-related costs. The Company anticipates that the consolidation of operations acquired will be completed by June 30, 1997. The Company also recorded approximately $758,000 for certain additional liabilities relating to potential purchase price adjustments and liabilities recognized subsequent to the acquisition, which, depending upon the outcome of the final purchase price discussions with TEI, may or may not be realized.

     The purchase price was recorded as follows:


          Working capital, other than cash ..........   $  3,255,000
          Property and equipment ....................      2,950,000
          Intangibles, other than goodwill ..........      2,428,000
          Other assets ..............................         18,000
          Goodwill ..................................      4,978,000
          Accrued fees and acquisition  liabilities..     (2,329,000)
                                                        ------------
             Purchase price, net of cash acquired ...   $ 11,300,000
                                                        ============

     The following summarized unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume the Acquisition occurred as of the beginning of each respective year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the periods presented, or that may result in the future.


                                                            Year ended December 31,
                                                             1996             1995
                                                        -------------   -------------
                                                                (Unaudited)

Revenues ............................................   $ 35,115,022    $ 35,954,911
Net loss before extraordinary gain ..................   $ (4,418,450)   $ (1,381,800)
Net loss ............................................   $ (2,605,301)   $ (1,381,800)
Net loss before extraordinary gain per common share..   $      (0.31)   $      (0.14)
Net loss per common share ...........................   $      (0.18)   $      (0.14)


Sale of Acquired Canadian Operations

     On February 20, 1997 the Company sold certain patents, software and trademark rights as well as fixed assets associated with the operation of Tanknology Canada (1988), Inc. for $1.2 million to the Company's eastern Canada licensee. The Company also canceled certain existing license agreements and entered into new agreements, which will generate a future revenue stream.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

3. Equipment and Improvements

Equipment and improvements consist of the following:

                                                          At December 31,
                                                       1996             1995
                                                   ------------    -------------
Equipment ........................................ $ 12,474,380    $  9,448,292
Furniture and fixtures ...........................      334,261         278,954
Vehicles .........................................      277,812         244,413
Equipment replacement parts ......................      161,500            --
Leasehold improvements ...........................       99,672          60,148
                                                     13,347,625      10,031,807
Less accumulated depreciation and amortization ...   (7,611,234)     (6,004,770)
                                                   $  5,736,391    $  4,027,037
                                                   ============    ============

     In 1996, due to the acquisition of more efficient and effective tank testing systems, management began discontinuing the use of the tank testing technology acquired from Gilbarco ESD, and future undiscounted cash flows related to using this technology were expected to be significantly less than anticipated. Accordingly, in the third quarter of 1996 management recognized a loss on the impairment of these assets by reducing the book value of this equipment by approximately $833,000.


4.   Long-Term Debt

Long-term debt and financing agreements consist of the following:


                                                          At December 31,
                                                       1996            1995
                                                   ------------    ------------
Revolving line of credit .......................   $  2,000,000    $       --
Term loan ......................................      6,000,000         750,000
                                                   ------------    ------------
   Senior secured bank debt ....................      8,000,000         750,000

Senior subordinated note .......................      8,000,000            --
Less: Discount .................................     (1,532,359)           --
                                                   ------------    ------------
   Senior subordinated note ....................      6,467,641            --

Factoring agreement ............................           --         1,477,207
Debt related to Gilbarco acquisition and patents        300,000       2,396,703
Other collateralized notes .....................        902,312         616,820
Other non-collateralized notes .................        485,622         517,365
                                                   ------------    ------------
   Other long-term debt ........................      1,687,934       5,008,095

   Total long-term debt ........................     16,155,575       5,758,095
Less: Current portion ..........................     (1,963,564)     (2,018,442)
                                                   ------------    ------------
                                                   $ 14,192,011    $  3,739,653
                                                   ============    ============

     In October 1996, in connection with the Acquisition, the Company obtained a total of $19 million in two separate financing agreements ("the Financing Agreements"), consisting of senior secured bank debt and a senior subordinated note (the "Note"). The senior secured bank debt consists of a revolving line of credit for up to $5 million and a term loan of $6 million. The amount of the
Note is $8 million, before discount. Virtually all of the Company's assets are pledged as security for the agreements. The Financing Agreements also impose restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, make additional business acquisitions, repurchase shares of common stock, make capital expenditures and make certain management changes. At December 31, 1996, the Company was in compliance with the financial debt

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

covenants related to the Financing Agreements as amended in April 1997. Related to the Financing Agreements, a major stockholder of the Company provided a $1 million standby commitment in the event of a payment default by the Company, and, in conjunction with an affiliated debt holder, converted $1,035,882 of existing debt (principal and accrued interest) into 8,000,000 shares of common stock. The outstanding balances under an existing term loan and a factoring agreement were paid off using $2,526,970 of the proceeds of the two Financing Agreements.

Senior Secured Bank Debt

     The senior secured bank debt consists of a three-year revolving credit line of up to $5 million, and a $6 million 5-year term note, maturing December 31, 2001. The funds available under the revolving line of credit are based on a formula as applied to the eligible accounts receivable of the Company. The amount available to the Company has been reduced by $500,000, as compared to the initial agreement, as a bank condition to release the assets of Tanknology Canada (1988) from its collateral (see Note 2). At closing of the Acquisition, $2 million was funded under the credit line, and remained outstanding at December 31, 1996. Outstanding balances under the credit line bear interest at a rate of prime plus 0.75% (9% at December 31, 1996). The commitment fee related to the unused portion of the $5 million line is 0.5%. The $6 million term loan bears interest at of prime plus 1.5% (9.75% at December 31, 1996). Principal payments of $100,000 per month are due beginning January 1997. At December 31, 1996, the Company had $1,113,616 available for additional borrowing under the revolving credit facility.

Senior Subordinated Note

     The $8 million senior subordinated note has a 5 year term, maturing December 31, 2001 and bears interest at 13%. The debt holder received put warrants to purchase 13,022,920 shares of the Company's common stock at an initial, maximum exercise price of $0.325 per share, subject to downward adjustment based on the Company's financial performance during the 12 month period prior to the exercise of the warrants. The downward adjustment is limited to $0.20 per share, for a minimum exercise price of $0.125. The proceeds from the issuance of the senior subordinated note and the warrants were allocated to the senior subordinated note and the warrants based upon fair value. The independently appraised fair market value of the put warrants at issuance was $1.6 million resulting in a $1.6 million discount on the debt (See Note 5). The discount is being amortized over the life of the subordinated note using the effective interest method. Principal payments of $500,000 per quarter are due beginning on March 1, 1998.

Gilbarco Environmental Services Division ("Gilbarco ESD")

     The April 1994 Gilbarco ESD acquisition was financed in part by a $2,450,000 six-year note bearing interest at prime minus 1%, collateralized by the assets acquired. In March 1996, the Company obtained from Gilbarco a prepayment incentive in exchange for an immediate payment of $256,000. In September 1996, the Company settled the $2,450,000 note for $300,000. The debt had a carrying value including accrued interest at the settlement date of $2,113,149. The settlement resulted in an extraordinary gain of $1,813,149. A separate note for $300,000, payable to Gilbarco, related to patent rights purchased in November 1995, was outstanding at December 31, 1996. The remaining note bears interest at a variable rate of approximately 6% and is due October 2000.

Other Collateralized Notes

     Other collateralized notes include financing arrangements collateralized solely by the assets purchased, or by the Company's common stock, and includes a 6% one-year insurance note with a balance outstanding at December 31, 1996 of $403,710, payable in monthly installments. Maturities range from 1 to 5 years. Interest rates range from 6% to 31% per year, with a weighted average interest rate of 8%.

Other Non-Collateralized Notes

     Other non-collateralized notes consist of subordinated notes and a note to a vendor. Interest on the subordinated notes is payable quarterly at 8%; principal is payable annually in equal amounts over five years. The Company recognizes interest expense on the vendor note at an imputed rate of 10%.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

Payments on the vendor note are due monthly in 1997 and 1998.

     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1996 are as follows:


          1997                   1,963,564
          1998                   3,477,713
          1999                   5,344,963
          2000                   3,635,661
          2001                   3,266,033
                                17,687,934
          Less: Discount        (1,532,359)
                             -------------
                                16,155,575
                             =============


5. Stockholders' Equity

AAA Preferred Stock

     The Company's Series AAA Preferred Stock may be converted into Common Stock at any time at the initial conversion price of $2.50 per share (subject to adjustment pursuant to anti dilution provisions). In May 1995, 256.5 shares of the Series AAA Preferred Stock with a liquidation value of $1,282,500 were converted into an aggregate of 511,000 shares of Common Stock at a conversion price per share of $2.50. One share with a liquidation value of $5,000 was outstanding at December 31, 1996 and 1995.

BBB Preferred Stock

     In May 1995, 203 shares of the Series BBB Preferred Stock with a liquidation value of $1,400,000 were converted into an aggregate of 203,000 shares of Common Stock at a conversion price per share of $6.90. In addition, in May 1995, 50 shares of the Series BBB Preferred Stock with a liquidation value of $250,000 were converted into an aggregate of 50,000 shares of Common Stock at a conversion price per share of $5.00. No shares were outstanding at December 31, 1995 or 1996.

CCC Preferred Stock

     In May 1994, the Company raised $300,000 through the issuance of 60 shares of Series CCC Preferred Stock and five- year warrants to purchase 24,000 shares of Common Stock at an exercise price of $7.50 per share. In May 1995, all shares of the Series CCC Preferred Stock were converted into an aggregate of 48,000 shares of Common Stock at a conversion price per share of $6.25. No shares were outstanding at December 31, 1995 or 1996.

DDD Preferred Stock

     In January 1995, the Company obtained $500,000 from its major shareholders in exchange for a promissory note ("Bridge Note"). The note bore interest at prime plus 4% and became due, after extension, on May 31, 1995. In June 1995, the Company completed a restructuring of the Bridge Note. The shareholders agreed to exchange the Bridge Note of $500,000 plus accrued interest of $25,644, their promissory note for $273,038 plus accrued interest of $4,728, and cash of $500,000 for 261 shares of the Company's Series DDD Preferred Stock. This Series DDD Preferred Stock was never issued. In March 1996, pursuant to the 1995 Recapitalization Agreement Amendment between the Company and the shareholders, 5,482,254 shares of Common Stock were issued in lieu of the Series DDD Convertible Preferred Stock. This transaction was recorded in the accompanying financial statements as Common Stock Subscribed in 1995 and as common stock issued in 1996.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

Secured Promissory Notes

     In 1996, the Company entered into a series of Secured Promissory Notes (the "1996 Notes") with its largest stockholders in the aggregate amount of $1,000,000. Concurrent with the Acquisition, the 1996 Notes, plus $35,882 of accrued interest thereon were converted into 8,000,000 shares of common stock.

Common Stock

     In 1996 the Company increased the authorized number of common shares from 10,000,000 to 50,000,000.

Warrants

As of December 31, 1996, the Company had the following warrants outstanding:


     Number of Shares Issuable  Exercise Price    Expiration
     -------------------------  --------------  --------------
              175,000                 $.380       January 1998
               50,000                 $.150       January 1998
                5,000                $7.500     September 1998
               73,798                 $.150         April 1999
               38,035                $7.500         April 1999
               50,000                 $.125         April 1999
               12,000                 $.150           May 1999
               12,000                $7.500           May 1999
               58,334               $11.400      December 1999
               31,667               $21.000      December 1999
               32,219               $25.800      December 1999
           13,022,920                 $.325      December 2005
     -------------------------
           13,560,973
     =========================

     In 1996, the expiration dates on warrants to purchase 122,220 number of shares of common stock that were originally scheduled to expire in 1996 were extended to 1999 in connection with the aforementioned debt restructurings with the Company's largest stockholders.

Warrants with Put Options

     In connection with the Acquisition, on October 25, 1996, the Company issued to its senior subordinated note (the "Note") holder, warrants to purchase 13,022,920 shares of common stock. The warrants are exercisable at $.325 per share of common stock and can be exercised at any time from October 25, 1996 through December 31, 2005. Both the number of warrants and the exercise price may be subject to adjustment based upon certain factors. These warrants are also subject to a put option (the "Put") whereby, under certain circumstances, the holder can require the Company to repurchase the warrants (including any common shares owned as a result of a previous warrant exercise). Unless and until a "Qualifying Public Offering" has occurred (defined as a sale to the public of at least $20,000,000 of Company stock), the Put is exercisable after December 31, 2001, or after certain other events such as a change in control, certain mergers or uncured defaults under the Note agreement. If the Note holder were to exercise the Put, the cost to the Company would be calculated based upon a formula stated in the put agreement and/or an independent appraisal.

     Based upon an independent appraisal of the warrants and attached Put option, $1,600,000 was allocated to these instruments. The Company is unable to determine if the holder will ever exercise the Put, and accordingly what the purchase price would be at that time. However, beginning in 1997, the Company will estimate the possible valuation as of December 31, 2001 (the earliest date at which the Put is exercisable, absent other events) based upon projections of future results of operations and record an expense to accrete the carrying value of the warrants with put option to such estimated redemption value.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

Stock Options

     The Company has elected to account for its employee stock options under APB
25. As a result, pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 5.8%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.2; and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                         1996                1995
                                     -------------      --------------
Pro forma net loss:
    Before extraordinary gain ..........      $  (3,602,859)     $   (2,897,223)
    Extraordinary gain .................          1,813,149                --
    Net loss ...........................      $  (1,789,710)     $   (2,897,223)
                                              =============       =============
Pro forma loss per share:
    Before extraordinary gain ..........      $       (0.47)      $       (1.45)
      Extraordinary gain ...............               0.24                --
      Net loss .........................      $       (0.23)      $       (1.45)
                                              =============       =============

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                   1996                              1995
                                     --------------------------------    ------------------------------
                                                     Weighted Average                  Weighted Average
                                        Options       Exercise Price       Options      Exercise Price
                                     -------------   ----------------    ------------  ----------------
Outstanding-beginning of year......        304,850   $         2.79          154,850     $       5.31
Granted ...........................      2,753,000             0.18          150,000             0.19
Exercised .........................           -                 -               -                 -
Canceled ..........................       (323,294)            2.58             -                 -
                                     -------------   ----------------    ------------  ----------------

Outstanding-end of year............      2,734,556   $         0.18          304,850     $       2.79
                                     =============   ================    ============  ================

Exercisable at end of year.........        609,667   $         0.13          113,183     $       5.93
                                     =============   ================    ============  ================
Granted ...........................      2,753,000             0.18          150,000             0.19
Weighted-average fair value of
options granted during the year....  $        0.14                                       $       0.15
                                     ===================                              ===================

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements


     Exercise prices for options outstanding as of December 31, 1996 ranged from $0.05 to $0.44. The weighted-average remaining contractual life of those options is 8.9 years.

     The following table summarizes outstanding options at December 31, 1996 by price range:



                          Outstanding                                      Exercisable
-----------------------------------------------------------------   ----------------------------
                                  Weighted       Weighted-Average
 Number of        Range of         Average          Remaining       Number of   Weighted Average
  Options      Exercise Price   Exercise Price   Contractual Life    Options     Exercise Price
------------   --------------   --------------   ----------------   ---------   ----------------
      45,000           $0.050           $0.050            9 years       -               -
   1,480,556            0.125            0.125          8.4 years     559,667   $          0.125
      55,000            0.094            0.094          9.8 years       -               -
     635,000       0.15-0.188            0.178          9.3 years      50,000              0.188
     180,000            0.250            0.250          9.4 years       -               -
     339,000       0.41-0.440            0.410           10 years       -               -
------------   --------------   --------------   ----------------   ---------   ----------------
   2,734,556   $0.05 - $0.440           $0.180          8.9 years     609,667   $          0.130
============   ==============   ==============   ================   =========   ================

     As of December 31, 1996, 150,556 of the options granted in 1996 under the 1989 Stock Option Plan (as amended) were granted subject to Shareholder approval of an increase in the number of shares available to grant under the Executive Management/Director plan from the current 2,500,000 to 3,500,000.

Stock Option Plan

     The purpose of the NDE Environmental Corporation 1989 Stock Option Plan (the "Plan) is to establish a compensatory plan to attract, retain and provide equity incentives to selected employees, consultants and directors, and to promote the financial success of the Company. In 1996 the Plan was amended to increase the number of shares issuable under the Plan from 248,250 to 2,500,000. Options granted may be either "incentive stock options" within the meaning of
Section 422 (a) of the Internal Revenue Code, or non-qualified options.

     The Plan is administered by the Board of Directors or a Committee (the "Committee") appointed by the Board of Directors. The exercise price of options (as determined by the Committee) may not be less than 85% of the fair market value of the Common Stock on the date the option is granted. In the case of incentive stock options, the exercise price may not be less than the fair market value of the Common Stock on the date of grant (or, in the case of holders of 10% or more of the outstanding Common Stock, 110% of the fair market value on such date). Options may not be exercisable after ten years from the date of grant (five years from the date of grant in the case of options issued to holders of 10% or more of the outstanding Common Stock).

Executive Compensation Plan

     Under the Plan, the Company adopted a senior executive compensation plan. In 1996 the number of shares reserved under this plan was increased to 2,200,000 from 180,000.

     Effective June 1995, the Company adopted the 1995 Incentive Plan for Non-management Employees (the "Non- management Plan"). The Non-management Plan is administered by a Committee appointed by the Board of Directors. The Company has reserved an aggregate of 250,000 shares for issuance pursuant to the Non-management Plan.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

     In 1996 the Company canceled all options that had been previously issued to outside directors and issued 40,000 new options priced at $0.125 (market value at date of grant) to each of the four current outside directors

Common Shares Reserved for Issuance

     Common shares reserved for issuance under convertible securities, options, warrants and other arrangements are detailed in the following table:

                                                              Common Shares
                                                        Reserved for Issuance
                                                        ---------------------

Warrants                                                           13,560,973
Stock Options                                                       2,900,556
Convertible Preferred Stock (Series AAA)                                2,000
Shares issuable upon conversion of promissory notes                    24,725
  Common shares reserved for issuance                              16,488,254
                                                        =====================


6.  Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash

     The  carrying   amount   reported  in  the   consolidated   balance  sheets
approximates the fair market value.

Long-term Debt

     The carrying amount of the Company's senior secured bank debt approximates its fair value because this debt bears interest at variable rates. The carrying amount of the Company's other long-term debt approximates their fair value.

Warrants with Put Option

     The carrying amount of the warrants with put option approximates its fair market value as determined by independent appraisal.


7.  Related Party Transactions

     The Company has a service contract with Bunker Hill Associates, Inc. ("Bunker Hill") to retain the services of Mr. Chaffee. Mr. Chaffee is Chairman of the Board of the Company. The contract is on a month-to-month basis and cancelable by either party without cause. The compensation amount is subject to approval by the Company's compensation committee. In 1996 and 1995, Bunker Hill earned or incurred reimbursable expenses of $318,775 and $179,640, respectively, associated with both the aforementioned services contract and certain Acquisition-related fees.


     During  1996,   the  Company   also  paid   $335,563  to  its  two  largest
stockholders, primarily for financing fees related to the Acquisition.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

8. Income Taxes

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                       1996          1995
                                                  ------------   -----------
Deferred tax assets:
    Net operating loss carry forwards .........   $ 9,333,000    $ 8,636,000
    Allowance for doubtful accounts ...........       143,000         98,000
    Nondeductible accruals ....................       290,000        145,000
                                                  ------------   -----------
Total deferred tax assets .....................     9,766,000      8,879,000
Less valuation allowance ......................    (9,072,000)    (8,377,000)
                                                  ------------   -----------
Net deferred tax asset ........................       694,000        502,000

Deferred tax liability:
    Book over tax basis of depreciable assets..       694,000        502,000
                                                  ------------   -----------
Deferred taxes, net ...........................   $      -       $      -
                                                  ============   ===========


     Due to changes in ownership of the Company's stock in 1995 as defined under federal income tax law, the Company's future utilization of net operating loss carry forwards incurred prior to such changes is subject to a substantial annual and cumulative limitation. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $25,226,000. The valuation allowance for deferred tax assets increased principally as a result of operations.

     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:


                                                      1996         1995
                                                   ---------    ---------

Income taxes at the statutory rate .............   $(592,000)   $(984,000)
Change in valuation allowance ..................     694,000      977,000
All other, net .................................    (102,000)       7,000
Tax on Income of Controlled Foreign Corporations      44,000         --
                                                   ---------    ---------
Income taxes ...................................   $  44,000    $    --
                                                   =========    =========

9. Leases

     The Company's office space and certain equipment and vehicles are leased under noncancelable operating lease agreements which expire on various dates through 2002. Under the terms of most of the leases, the Company is required to pay all taxes, insurance and maintenance. Future minimum payments under noncancelable operating leases at December 31, 1996 were as follows:


               1997          $  356,851
               1998             348,586
               1999             188,780
               2000              32,242
               2001               9,614

     Rent expense under operating leases totaled $216,910 in 1996 and $159,283 in 1995. As of December 31, 1996, approximately $92,000 of aggregate future minimum rentals are due to the Company under noncancelable subleases.

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

10.  Significant Customer

     Sales to one customer comprised 20% of total revenue in 1996 and 13% in 1995. Management expects the significance of this customer to grow, both in aggregate revenues and as a proportion of total revenues. Loss of this customer would significantly and adversely impact the Company's results of operations.


11. Commitments and Contingencies

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

     The Company carries professional and pollution liability insurance of up to $2,000,000 per occurrence; general, product and personal injury coverage of up to $1,000,000 per occurrence; and fire liability coverage to $500,000. In addition, umbrella coverage for all sources of liability in the amount of $10,000,000 is maintained. Deductibles are in the amount of $200,000 per occurrence, $400,000 in the aggregate, on the professional and pollution liability coverages. Other coverages carry a $5,000 deductible per occurrence, except for the umbrella policy, which carries a $10,000 deductible. The policies in force, in the opinion of management, are expected to be sufficient to cover all current and expected claims - the Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

Litigation

     The Company is the defendant in litigation involving a major competitor claiming patent infringements. The Company owns rights under two patents acquired from Gilbarco in the Gilbarco acquisition of 1994. Subsequent to the acquisition, the Company embarked upon a licensing program for the existing users of this patent technology, as the existing users were then infringing on the patent rights owned by the Company. Some or all of the said suspected infringers were customers of the plaintiff. Thus, the plaintiff filed a preemptive suit against the Company. The Company responded by filing patent infringement counter-claims against the plaintiff. In April of 1996 the Company filed a Motion to Certify Class Action and Designate Class Representatives in an attempt to join the "users class" as a party defendant. This motion, if granted, could make the plaintiff's customers subject to any royalties the Company might be granted if successful in this suit. This motion is currently scheduled for hearing in late April 1997. Although significant discovery has been completed, additional discovery remains and may have to be repeated because of the joinder of additional parties. This case has been scheduled for a jury trial in July 1997, however, there is no assurance that the trial will not be postponed again. Management believes that the Company cannot be held liable to the plaintiff for monetary damages and, accordingly, no litigation liability estimates have been accrued.

     In connection with the purchase of the UST group of companies in October 1996, the Company accepted the legal liability for certain potential claims and existing law suits and claims against the acquired companies. These suits range from former employee-related claims to environmental remediation claims incurred in the course of UST's business activities. In connection with claims related to product liability, the Company assumed a liability of $658,450 (the "Assumed Liability") as part of the acquisition. To the extent that certain of these claims are settled for an amount exceeding the Assumed Liability, the Company has been indemnified by the former owner of the UST group for any claims made by the Company under the provisions of the acquisition agreement within three years from the closing date of the acquisition in an amount up to $1,250,000 over the Assumed Liability, net of any insurance proceeds or additional insurance premiums that might become due as a result of such claims. It is possible that estimates relating to the $658,450 of claims and litigation contingencies could change. In connection with other claims, as defined in the Acquisition Agreement, the Company is indemnified for claims asserted against the former UST Group owner within two years from the closing date of the acquisition in an

                 NDE Environmental Corporation and Subsidiaries


                   Notes to Consolidated Financial Statements

amount up to $1,000,000 in excess of any liabilities transferred to the Company, net of any insurance proceeds or additional insurance premiums that become due as a result of such claims. The Company believes that the liability assumed and recorded in its accounts and the indemnification from the former owner of the UST Group are sufficient and that the indemnification is enforceable and collectible such that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company is also subject to various claims and litigation in the normal course of business not directly related to the Acquisition. However, in the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


12. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan covering all full-time employees. Employees are eligible to participate in the plan after six months of service. At December 31, 1996, approximately 275 employees are eligible to participate in the plan. The Company matches annually at its discretion, with equivalent value of Company stock (using the market value as of December 31), 50% of a participant's voluntary contributions, up to 3% of a participant's compensation, and 100% for contributions between 3% to 6% of a participant's compensation. The Company's expense for the plan totaled $102,318 in 1996 (none in 1995). In 1996 the Company contributed 201,936 shares of common stock to the plan for 1992, 1993 and 1994 contributions.