Form 10KSB/A
period 1996-12-31
NDE ENVIRONMENTAL CORP
filed 1997-04-30
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549



                                  FORM 10-KSB/A
                                 Amendment No. 1

(Mark One)

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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

                    8900 Shoal Creek Boulevard, Building 200
                               Austin, Texas 78757
                     Address of principal executive offices

Issuer's telephone number, including area code:          (512) 451-6334

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                                            None
Name of each exchange on which registered:                      None

Securities registered pursuant to Section 12(g) of the Act:     None

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

As of April 2, 1997, there were 15,978,610 outstanding shares of Common Stock, $0.0001 par value, of the Issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


     The Registrant hereby amends its Annual Report on Form 10-KSB originally filed with the Securities and Exchange Commission on April 15, 1997, pursuant to instruction E(3) to Form 10-KSB, by completing Items 9-13 appearing in Part III thereof. In addition to the Part III information, the Annual Report on Form 10-KSB/A (Amendment No.1) includes all information required by Part I and Part II of Form 10-KSB that the Registrant included in its original Form 10-KSB filing on April 15, 1997.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)



                                Table of Contents

                                                                            Page
PART I
         Item 1.  Description of Business......................................4
         Item 2.  Description of Property.....................................12
         Item 3.  Legal Proceedings...........................................12
         Item 4.  Submission of Matters to a Vote of Security Holders.........12


PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters....13
         Item 6.  Management's Discussion and Analysis or Plan of Operation...13
         Item 7.  Financial Statements .......................................17
         Item 8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................17

PART III
         Item 9.  Directors, Executive Officers, Promoters, and Control
                    Persons; Compliance with Section 16(a) of the Exchange
                    Act.......................................................18
         Item 10. Executive Compensation......................................19
         Item 11. Security Ownership of Certain Beneficial Owners
                    and Management............................................22
         Item 12. Certain Relationships and Related Transactions..............25
         Item 13. Exhibits and Reports on Form 8-k............................25

SIGNATURES....................................................................31

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

Forward-Looking Statements

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward- looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, changes in Environmental Protection Agency ("EPA") and other regulations affecting the Company or its customers, the outcome of litigation, the loss of a significant customer or group of customers, problems with the Company's information management system, or technological obsolescence.

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     The Company uses a number of proprietary systems to perform tightness testing on USTs. All of the Company's systems have been certified by independent laboratories as meeting EPA standards for UST testing methods. UST testing has the following general characteristics:
     o it is performed periodically
     o the test system is moved between UST locations by van, truck, or trailer
     o the test is precise -- capable of reliably  detecting  leaks smaller than
       0.1 gallon per hour
     o the preferred testing method may differ based upon environmental or business conditions, state regulations, tank type, design or contents, owner or operator preference, and other variables

     Field Services provides "Stage II Testing" to ensure functionality of Stage II equipment and to verify that it does not leak. During refueling, this equipment collects vapor emissions displaced from the tank receiving the fuel and incinerates or returns the vapor to the UST. Limitations on fuel vapor emissions are designed to help reduce ozone layer depletion. NDE also provides pipeline and container leak detection services ("Specialty Testing"). Specialty Testing vehicles are equipped to perform either hydrostatic or acoustic pipeline testing and large storage tank testing.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

Statistical Inventory Reconciliation ("SIR")

     SIR is a computerized statistical model that analyzes common inventory data with statistical formulas and procedures. Tank operators provide USTMAN with daily inventory information including beginning and ending inventory levels, product receipts and sales. USTMAN's software produces a trend analysis by which leaks and inventory shrinkage due to other causes can be identified and detected. USTMAN software meets all existing EPA protocols for SIR.

     There is a complementary relationship between SIR and tank tightness testing: A customer may request SIR as an alternative to some tank tests, but demand for other tests may be generated in response to SIR findings. It may be advisable to conduct tightness testing before SIR monitoring begins and when SIR monitoring indicates that tanks are "leaking." Before the Acquisition, NDE

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     There are two categories of leak detection: "tightness testing" and "monthly monitoring." Monthly monitoring methods must be able to detect leaks of
0.2 gallons per hour with a probability of detection of at least 95 percent and a probability of false alarm of no more than 5 percent. Tightness testing methods must be able to detect a 0.1 gallon-per-hour leak with at least a 95 percent probability of detection and no more than a 5 percent probability of false alarm.

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     The Clean Air Act requires Stage II vapor recovery systems to be installed in ozone non-attainment areas designated by the EPA, typically in large metropolitan areas. Management anticipates a future increase in the aggregate size of non- attainment areas.

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

     Field Services distributes its services throughout the United States utilizing approximately 175 company-owned and operated service vehicles. Sales and operations are managed through 11 regional offices as well as the Company headquarters.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     Master databases are centrally managed at NDE's Austin headquarters. Customized reports are generated which meet the needs of each particular client or regulator. The NDE database management systems have the built-in flexibility required to generate specific report formats based on the needs of the individual customer. Reports can be faxed or hard copies can be printed and mailed to the customer and/or regulatory agency. Alternately, the customer may utilize NDE's USTLine service which provides instant access to up-to-date information regarding all of the customer's sites. USTLine also allows customers to print reports in their offices whenever required.

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)



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

     The size of the market for SIR and for pipeline leak detection services is expected to increase as the number of USTs subject to monthly monitoring requirements increases. However, both SIR and cathodic protection are provided by a number of vendors. Demand for Stage II testing services will increase if more metropolitan areas meet the "non-attainment area" definition in The Clean Air Act.

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

Patents

     The Company owns or has obtained license for various rights in the form of patents, trademarks, copyrights, and/or registered names. NDE's policy is to vigorously defend these rights, and the Company is currently working with counsel to address infringements. There can be no assurance that the rights, or the Company's efforts to enforce them, will provide the Company with a competitive advantage. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Although the patents it holds may be of value, the Company believes that its success will depend primarily on its engineering marketing, and service skills.

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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


                                            High         Low
               1995

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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1996 are as follows:


          1997                                           $       1,963,564
          1998                                                   3,477,713
          1999                                                   5,344,963
          2000                                                   3,635,661
          2001                                                   3,266,033
                                                                17,687,934
          Less: Discount related to subordinated notes          (1,532,359)
                                                         -----------------
                                                         $      16,155,575
                                                         =================

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

     Prior to the Acquisition, the Company incurred operating losses and negative cash flows from operations and relied primarily on it's principal shareholders for financing. To a lesser extent, the Company had relied on bank financing, lease financing, vendor financing, and seller financing with respect to acquisitions. The Company has historically utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company believes that the Financing, completed in conjunction with the purchase of the UST group as described above, the proceeds from the disposition of the business and operations of Tanknology Canada, discussed below, and cash flows generated from operations will provide it with sufficient borrowing capacity and funds to meet the Company's normal capital expenditure requirements, operational needs, and debt service requirements for the next 12 months. This is a forward-looking statement, and the Company's actual cash flows from operations and capital requirements may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, operations, and debt service.

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


ITEM 7.           FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of NDE Environmental Corporation and Subsidiaries are attached hereto.

                                                                           Page
                                                                           ----
     Report of Independent Auditors.........................................F-2
     Consolidated Balance Sheets - December 31, 1996 and 1995...............F-3
     Consolidated Statements of Operations - Years Ended
          December 31, 1996 and 1995........................................F-4
     Consolidated Statements of Stockholders' Deficit -
          Years Ended December 31, 1996 and 1995............................F-5
     Consolidated Statements of Cash Flows - Years Ended
          December 31, 1996 and 1995........................................F-7
     Notes to Consolidated Financial Statements.............................F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth certain information regarding the Company's executive officers and directors.


Officer and/or Director  Positions                                           Age
-----------------------  --------------------------------------------------  ---
Jay Allen Chaffee        Chairman of the Board, Director, Officer             45
A. Daniel Sharplin       President, Chief Executive Officer, Director         35
David G. Osowski         Vice President, Secretary, Chief Financial Officer   44
H. Baxter Nairon         President, Tanknology/NDE subsidiary                 37
Charles G. McGettigan    Director                                             52
Michael S. Taylor        Director                                             55
Myron A. Wick, III       Director                                             54
Mark B. Bober            Director                                             36


     Jay Allen Chaffee was elected to the Company's Board of Directors in April 1991 and has been the Chairman since November 1994. He served as the Company's President, Chief Executive Officer and Chief Financial Officer from May 1991 until June 1995. Mr. Chaffee has served as President and a director of Bunker Hill Associates, Inc. ("Bunker Hill") since 1985, and he continues to serve in these capacities.

     A. Daniel Sharplin joined the Company's Board of Directors in June of 1995 and has been the Company's President and Chief Executive Officer since June 1995. He became the Company's Vice President, Western Region, in December 1991, was appointed the Company's Chief Operating Officer and Secretary in July 1992 and in November 1994 was appointed President. Prior to joining the Company, Mr. Sharplin functioned as an environmental service industry consultant from April 1991 to December 1991. Mr. Sharplin received a M.B.A. from the University of Texas in 1987.

     H. Baxter Nairon was named President, Field Services in April 1996, and is the President of the Tanknology/NDE subsidiary. Prior to joining NDE, from 1989 to 1996, Mr. Nairon was employed by Booz- Allen & Hamilton, a global management consulting firm, where he achieved the position of Principal, specializing in engagements for large oil companies. He has received a Professional Engineering registration, and is 37 years old. He holds a Bachelor of Science degree in Mechanical Engineering from the University of Tennessee at Knoxville, and a M.B.A. from the University of Texas.

     David G. Osowski was named Vice President, Secretary and Chief Financial Officer in December 1996. Prior to joining NDE, from May 1991 until July 1996, Mr. Osowski served as Senior Vice President, Controller and Treasurer for Summagraphics Corporation. Mr. Osowski received a Bachelor of Science degree from the University of Bridgeport.

     Charles G. McGettigan was a founding partner and is currently a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. Mr. McGettigan was a co-founder of McGettigan, Wick & Co., Inc., an investment banking firm, in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Incorporated. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of Modtech, Inc.; Onsite Energy, Inc.; PMR Corporation; and Sonex Research, Inc. Mr. McGettigan is a graduate of Georgetown University, and he received his MBA in Finance from the Wharton School at the University of Pennsylvania.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


     Michael S. Taylor has been a director of the Company since July 1992. He has been Associate Director of Investment Banking of Josephthal since June 1989. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., an NASD-member investment banking and brokerage firm. He has been involved in the securities industry since 1966, when he joined Lehman Brothers as an analyst. He became a director of Simtek Corporation this year. He attended Amherst College and Columbia University. In 1991, the Securities and Exchange Commission entered an administrative order finding that, in 1988 and 1989, Mr. Taylor aided Mostel & Taylor Securities, Inc. in connection with certain violations of the net capital requirements for securities broker-dealers imposed by the Securities Exchange Act of 1934, and suspended him from associating with a broker dealer in any capacity for 90 days and in a proprietary or supervisory capacity for two years, at which time he may apply to remove the suspension. Mr. Taylor consented to the order without admitting or denying its findings.

     Myron A. Wick, III has been a director of the Company since November 1991. Since November 1988, he has been Managing Director of McGettigan, Wick & Co., Inc., an investment banking firm in San Francisco which he co-founded. Since May 1991, Mr. Wick has been a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive, a merchant banking fund investing in and providing financial services to small public companies. From September 1985 to May 1988, Mr. Wick was Chief Operating Officer of California Biotechnology, Inc., a publicly traded biotechnology firm. Mr. Wick is a director of Phoenix Network, Inc.; Sonex Research,; Inc. and Stat-Tech International Corporation. Mr. Wick received a B.A. from Yale University in 1965 and an M.B.A. from Harvard University in 1968.

     Mark B. Bober has been a director of the Company since December 1996. He is a partner in Bober, Markey & Company, Certified Public Accountants, a position he has held since August 1992. From 1983 until 1992 he held positions of progressive responsibility with Price Waterhouse, Cleveland. Mr. Bober holds a Bachelor of Science degree from Miami University and is a Certified Public Accountant, State of Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that, during the 1996 fiscal year, the filings required of its officers, directors or greater than 10% beneficial owners have not been timely filed.


ITEM 10.          EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the most highly compensated executive officers of the Company (the "Named Executive Officers"), for all services rendered in all capacities to the Company and its subsidiaries during 1994, 1995 and 1996. No other person who was an executive officer of the Company at the end of 1996 was awarded, earned or received annual salary and bonus in excess of $100,000.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)

                                              Summary Compensation Table
                                                                     Long Term
                                     Annual Compensation            Compensation
                          ----------------------------------------  -------------
                                                                       Awards
                                                                    -------------
Name and                                                               Shares
Principal Position                                                   Underlying      All Other
                             Year       Salary          Bonus         Options       Compensation
------------------------   -------  --------------  --------------  -------------  --------------

Jay Allen Chaffee            1996   $    90,000(1)  $   150,000(1)
Chairman of the Board        1995   $   113,671     $    19,969(1)     440,000(1)
of Directors                 1994   $   114,000

A. Daniel Sharplin           1996   $   154,526(2)  $    75,000(2)                 $    4,526(7)
President and Chief          1995   $   136,779     $    39,969(2)     640,000(5)
Executive Officer            1994   $   117,885

A. Baxter Nairon             1996   $    95,537     $    45,000(3)     384,000(6)
President, Tanknology/        n/a
NDE and Field Services        n/a
Division

     (1) In 1993, the Company awarded a bonus of $19,969 to Mr. Chaffee; this amount was paid in installments in 1995 with the last installment being paid in January 1996. In July 1995 the Company amended the Senior Executive Compensation Plan, and revised the annual sum paid to Bunker Hill for Mr. Chaffee's management services as an Officer of the Company to $90,000 from $125,000 (see
Item 12.). In 1996 the Compensation Committee awarded Mr. Chaffee a bonus for 1996 of $150,000 which has not yet been paid.

     (2) In 1993, the Company accrued a $19,969 bonus for Mr. Sharplin; this amount was paid in 1995. Also in 1995, the Compensation Committee awarded him a $20,000 bonus which was paid in 1997. Mr. Sharplin's 1996 bonus award of $75,000 has not yet been paid.

     (3) Mr. Nairon joined the Company in 1996 and received a $10,000 bonus as an inducement to join the Company. He was also granted a salary advance of $10,000 as of his hire date. In 1996 the Compensation Committee awarded Mr. Nairon a 1996 bonus of $35,000 which was paid in 1997. Mr. Nairon repaid the salary advance out of proceeds from the bonus payment.

     (4) On June 22, 1995 Mr. Chaffee was awarded an option to purchase 440,000 shares of Common stock at $0.125 per share which will expire in June 2005. The option vests one-third each year from date of grant starting June 22, 1995. The option was granted in 1995, subject to approval by shareholders of an increase in the number of shares available for grant to management under options. Shareholders approved an increase in the number of shares available for grant in 1996 to 2,500,000. In addition, in 1996 certain previously granted options were repriced (see "Report on Repricing of Options", below).

     (5) On June 22, 1995 Mr. Sharplin was awarded an option to purchase 640,000 shares of Common stock at $0.125 per share which will expire in June 2005. The option vests one-third each year from date of grant starting June 22, 1995. The option was granted in 1995, subject to approval by shareholders of an increase in the number of shares available for grant to management under options. Shareholders approved an increase in the number of shares available for grant in 1996 to 2,500,000. In addition, in 1996 certain previously granted options were repriced (see "Report on Repricing of Options", below).

     (6) In March 1996, the Board granted an option to purchase 384,000 share of Common stock to Mr. Nairon at $0.1875, the market price of NDE common stock on Mr. Nairon's hire date. The option vests ratably one- third each year starting at his date of hire. The option was granted in 1995, subject to approval by




                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


shareholders of an increase in the number of shares available for grant to management under options. Shareholders approved an increase in the number of shares available for grant in 1996 to 2,500,000.

     (7) Consists of matching funds for the Company 401k Plan relating to Company contributions for 1992, 1993 and 1994 which were made in 1996.

Option Grants in Last Fiscal Year

     The following table sets forth options granted to the Named Executive Officers during the year ended December 31, 1996.

                          Number of
                           Shares
                         Underlying        Percent of Options         Exercise
                           Options       Granted to Employees in      Price per
                           Granted             Fiscal Year              Share           Expiration Date
                        -------------  ---------------------------  -------------     --------------------
Name
------------------------
Jay Allen Chaffee             -                     -                     -                  -
A. Daniel Sharplin            -                     -                     -                  -
H. Baxter Nairon           384,000                 33%                 $0.1875   (1)    April 2006   (1)

--------------
(1)  See Note (6) to the immediately preceding table.

 Fiscal Year End Options Values

     The following table sets forth the option holdings and the value of unexercised options held by each Named Executive Officer as of December 31, 1996. None of the Named Executive Officers exercised options during 1996.


                                Numbers of Shares Underlying                   Value of Unexercised
                                    Unexercised Options                        in-the-Money Options
                                    at December 31, 1996                       at December 31, 1996
                            ------------------------------------      --------------------------------------
         Name                  Exercisable      Unexercisable            Exercisable      Unexercisable
-----------------------
Jay Allen Chaffee               196,666            293,334                $55,312            $82,500(1)
A. Daniel Sharplin              263,334            426,666                $74,063           $120,000(1)
H. Baxter Nairon                      0            384,000                     $0            $84,000(2)

     (1) Represents (i) the difference ($0.28125) between the exercise price of the options ($0.125) and the per share fair market value on December 31, 1996 ($0.40625) times (ii) the number of shares subject to the options.

     (2) None of Mr. Nairon's options vest until April 15, 1997, one year after his date of hire. Represents (i) the difference ($0.21875) between the exercise price of the options ($0.1875) and the per share fair market value on December 31, 1996 ($0.40625) times (ii) the number of shares subject to the options.

Employment Agreements

     Four executives of the Company (Messrs. Chaffee, Sharplin, Nairon, Osowski) are subject to a change of control protection provision, which was instituted by the Board in order to maintain a high-caliber officer group. The provision is effective for the period July 1, 1993 through June 30, 1997, and provides, in case of a change of control, (1) the immediate vesting of all options allocated to each officer in the 1989 stock option plan, and (2) a payment in cash of two times the annual base salary of any designated officer who is not offered a position comparable in pay and authority with the surviving entity (NDE or acquirer), or (3) a payment in cash equal to the annual base salary if the

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


designated officer is offered a position comparable in pay and authority with the surviving entity. Change in control is defined as (1) an acquisition by a party owning less than 25% of NDE as of July 1, 1993, giving effect to all convertible securities (warrants and options are not convertible securities), of greater than 30% of the common shares; or (2) a change in one year of over 50% of the members of the Board of Directors other than in the normal course of business or pursuant to the rights under preferred share certificates.

Report on Repricing of Options

     In 1996 the Compensation Committee of the Board of Directors determined that in connection with the granting of executive options in 1995, that it would be in the best interests of shareholders and the Company to reprice certain management options that had been granted in 1993 to a current market price rather than issue additional new options. The Committee believed that at the existing exercise prices, the options were not providing the proper performance incentive to management. Accordingly, the Committee repriced 50,000 options that had been previously granted to each Messrs. Chaffee and Sharplin as well as 20,000 for Mr. Eric Hopkins the former Vice President and Chief Financial Officer of the Company to $0.125, the then market price of the Common Stock. All of the aforementioned options previously had exercise prices of $3.75. All of these options remain fully vested following the repricing.

Compensation of Directors

     The Company has agreed to pay or reimburse the travel expenses of its directors resulting from attendance at Board meetings. No other cash compensation was paid to, or on behalf of, board members, in consideration of their services provided as directors in 1996. However, certain directors were provided compensation for other services provided to the Company (see Item 12 of this Annual Report on Form 10- KSB/A). Beginning in 1997, the Board of Directors agreed to pay Mr. Bober a per meeting fee of $2,250 and to reimburse his travel expenses.

     In 1992, the Company granted to each of its then outside directors ( including Michael Taylor and Myron A. Wick), options to purchase 4,000 shares of Common Stock. These options were granted at exercise prices equal to the market prices on the grant dates ($7.50 for options granted to Mr. Wick, $12.50 for the options granted to Mr. Taylor. In March 1996, the Company canceled the prior options issued to Messrs. Taylor and Wick and granted 40,000 options with an exercise price of $0.125 to each non-management director (Messrs. Taylor, Wick, and McGettigan). In December 1996, the Board granted Mr. Bober 40,000 options to purchase Common Stock at an exercise price of $0.40625.

     There was no other director compensation paid during 1996 or 1995 to the non-management directors.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following table sets forth certain information as to the beneficial ownership of the Company's capital stock, as of April 2, 1997, by: (a) each stockholder known by the Company to be the beneficial owner of more than 5% of a class of voting stock, (b) each director, (c) each of the Named Executive Officers of the Company named in the Summary Compensation Table below, and (d) all executive officers and directors as a group.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                               Beneficial Ownership of Common Stock (1)


                                                         Number of          Percentage of
Beneficial Owner                                          Shares               Class
----------------------------------------------------- ----------------   -----------------
Proactive Partners, L.P.(2) (3) (4) (5)                     14,349,233          47.80
50 Osgood Place, Penthouse
San Francisco, CA  94153

Lagunitas Partners, L.P.(2) (3) (4) (5)                     14,319,556          47.71
50 Osgood Place, Penthouse
San Francisco, CA  94153

Banc One Capital Partners                                   13,022,920          43.39
150 East Gay Street
Columbus, OH 43215

Myron A. Wick, III (4) (5)                                  10,614,595          35.36
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

Charles C. McGettigan (4) (5)                               10,614,595          35.36
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

A. Daniel Sharplin (6)                                       1,016,959           3.39

Jay Allen Chaffee (7)                                          410,483           1.37

H. Baxter Nairon (8)                                           128,000           *

Mark B. Bober (9)                                                   --           *

Michael S. Taylor (10)                                          17,333           *

All executive officers and directors as a group (8          15,922,008          53.04
persons)

(*)  Less than 1% of the outstanding Common Stock

     (1) For the purposes of the above table and the following notes, the shares of Common Stock shown as "beneficially owned" include all shares of Common Stock that the "beneficial owner" has the right to acquire within 60 days upon the conversions of other securities, upon the exercise of warrants, or otherwise. In calculating the total number of shares of Common Stock deemed to be outstanding for the purposes of reflecting the beneficial owner's percentage of the class, the shares that other owners did not then own but had the right to acquire within 60 days or more are not included.

     (2) Includes  10,267,378  outstanding shares of Common Stock. Also includes
(i) 175,000, 105,874 and 50,000 shares reserved for issuance upon the exercise of warrants at prices of $0.375, $0.15, and $0.125 respectively; (ii) 3,721,304 shares beneficially owned by Lagunitas and referred to in note (3) below; (iii) the 13,333 shares beneficially owned by Mr. Wick and referred to in note (4) below, (iv) the 13,333 shares beneficially owned by Mr. McGettigan and referred to in note (5) below, (v) and 3,010 shares issuable upon the exercise of warrants at a price of $0.15 issued to McGettigan, Wick & Co., Inc. (for the benefit of Proactive Investment Managers, L.P.). Mr. Wick is a general partner of McGettigan, Wick & Co., Inc. and of Proactive's general partner, Proactive Investment Managers, L.P. See also note (7) below.





                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


     (3) Includes  3,694,390  outstanding  shares of Common Stock. Also includes
(i) 26,914 shares of Common Stock issuable upon the exercise of warrants at a price of $0.15 per share and (ii) 10,598,252 shares beneficially owned by Proactive and referred to in note (2) above.

     Two of the general partners of Lagunitas Partners, L.P. ("Lagunitas"),  Jon
D. Gruber and J. Patterson McBaine, are also general partners of the general partner of Proactive. Accordingly, Mr. Gruber and Mr. McBaine could be regarded as sharing the power to vote and dispose of all the securities referred to in this note (3) and in note (2) above, as well as the other securities referred to in the table as beneficially owned by Proactive or Lagunitas.

     (4) Includes (i) 13,333 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Wick under the Company's 1989 Stock Option Plan and (ii) the shares beneficially owned by Proactive and referred to in note (2) above (10,598,252). Mr. Wick is a general partner of the general partner of Proactive. Also includes 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. Wick is a general partner of McGettigan, Wick & Co.) but does not include an additional 26,667 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the NDE Environmental Corporation 401K plan of which Mr. Wick is a Trustee.

     (5) Includes (i) 13,333 shares of Common Stock issuable upon the exercise of stock options granted to Mr. McGettigan under the Company's 1989 Stock Option Plan and (ii) the shares beneficially owned by Proactive and referred to in note
(2) above (10,598,252). Mr. McGettigan is a general partner of the general partner of Proactive. Also includes (c) 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. McGettigan is a general partner of McGettigan, Wick & Co.) but does not include an additional 26,667 shares subject to options that are not yet exercisable.

     (6) Includes 513,932 outstanding shares of Common Stock. Also includes 26,360 shares reserved for issuance upon the exercise of warrants at prices of $7.50. Also includes 476,667 shares reserved for issuance to Mr. Sharplin under the Company's 1989 Stock Option Plan but does not include an additional 213,333 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the NDE Environmental Corporation 401K plan of which Mr. Sharplin is a Trustee.

     (7) Includes 67,150 outstanding shares of Common Stock. These shares are held in the name of Bunker Hill, an affiliate of Mr. Chaffee. Also includes 343,333 shares subject to exercisable options granted to Bunker Hill under the Company's 1989 Stock Option Plan but does not include 146,667 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the NDE Environmental Corporation 401K plan of which Mr. Chaffee is a Trustee.

     (8) Consists of 128,000 shares issuable upon the exercise of options granted to Mr. Nairon under the Company's 1989 Stock Option Plan but does not include 256,000 shares subject to options that are not yet unexercisable.

     (9) Does not include 40,000 shares subject to options granted to Mr. Bober under the Company's 1989 Stock Option Plan that are not yet unexercisable.

     (10) Includes 13,333 shares issuable upon the exercise of options granted to Mr. Taylor under the Company's 1989 Stock Option Plan but does not include 26,667 shares subject to options that are not yet unexercisable. Also includes 4,000 shares outstanding held by Mr. Taylor's wife. Mr. Taylor disclaims beneficial ownership of his wife's shares.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last fiscal year, the following transactions in excess of $60,000 were entered into with related parties: Bank One Capital Partners, a lender to and warrant holder of the Company, purchased $8,000,000 in senior subordinated debt, earned $170,000 in fees related to the debt purchase, and were reimbursed $21,930 for due diligence and travel costs. Proactive Investment Managers, L.P., a major shareholder of the Company, converted $825,000 of debt and $28,103 of accrued interest into 6,600,000 shares common stock. Lagunitas Partners, L.P., a major shareholder of the Company, converted $175,000 of debt and $7,779 of accrued interest into 1,400,000 shares common stock. Jay Allen Chaffee, Chariman of the Board of Directors, is the president of Bunker Hill Associates. During 1996, the Company paid $318,775 to Bunker Hill for services and expenses as described below.

     In connection with the Acquisition, the Company placed $8 million of senior subordinated debt with a 5-year maturity and interest at 13% per annum with Banc One Capital Partners L.P. ("BOCP"). BOCP also purchased from the Company 13,022,920 warrants each to purchase one share of the Company's common stock at an initial exercise price of $0.325 per warrant subject to downward adjustment (but not less than $0.125 per warrant) based on the company's financial performance during the 12 month period prior to the exercise of the warrants. In connection with the Acquisition and related financings, Proactive Partners, L.P. of San Francisco, California, provided a $1 million standby commitment in the event of a payment default by the Company under both the BOCP subordinated debt and, together with its affiliate Lagunitas L.P., agreed to convert $1 million of prior indebtedness, and $35,882 of associated accrued interest, into 8,000,000 shares of the Company's common stock.

     In 1991, the Company entered into a service contract with Bunker Hill Associates, Inc. ("Bunker Hill") to retain the services of Mr. Chaffee. Mr. Chaffee is a principal of Bunker Hill, a management consulting firm based in Houston, Texas. Pursuant to the contract, Mr. Chaffee has agreed to serve the Company in various capacities as an officer and director. Effective July 1995, the Company agreed to pay for such services at the rate of $7,500 per month with additional stock and cash bonus consideration. The contract can be terminated by either party with one month's notice. In 1996, Bunker Hill, on behalf of Mr. Chaffee, received $90,000 in consideration of Mr. Chaffee's management services as an officer of the Company. In addition, $78,775 was remitted to Bunker Hill Associates for secretarial support and reimbursement of travel and out-of-pocket expenses related to Mr. Chaffee's services.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are filed herewith or incorporated herein by reference:

            (1)     1996 Financial Statements, Contents...................................F-1

                    Report of Independent Auditors........................................F-2

                    Consolidated Balance Sheets as of December 31, 1996 and 1995..........F-3

                    Consolidated Statements of Operations for the years ended
                    December 31, 1996 and 1995............................................F-4

                    Consolidated Statements of Stockholders' Deficit for the years ended
                    December 31, 1996 and 1995............................................F-5

                    Consolidated Statements of Cash Flows for the years ended
                    December 31, 1996 and 1995............................................F-7

                    Notes to Consolidated Financial Statements............................F-8

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


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

            (3)     Exhibits:


                    No.        Exhibit
                    -------    -------------------------------------------------

                    3.01 Amended and Restated Certificate of Incorporation of the Registrant, as amended May 22, 1996

                    3.02 Bylaws of the Registrant, as adopted November 29, 1988 and amended July 10, 1990. (Incorporated by reference from
                               Exhibit 3.06 of Form 10-KSB for the fiscal year ended December 31, 1991.)

                    10.01 Stock Purchase Agreement, dated as of December 11, 1993, among the Registrant, Jim R. Clare and Donald Valverde. (Incorporated by reference from Exhibit 10.76 of Form 10-KSB for the fiscal year ended December 31, 1993.)

                    10.02 Secured Promissory Note, dated April 11, 1994, issued by the Registrant to Gilbarco Inc. in the principal amount of $2,450,000 (Incorporated by reference from Exhibit 10.83 of Form 10-KSB for the fiscal year ended December 31, 1993.)

                    10.03 Security Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc. securing payment of the Secured Promissory Note (Exhibit 10.02).
                               (Incorporated  by  reference  from  Exhibit
                               10.84 of Form 10-KSB for the fiscal year ended December 31, 1993.)

                    10.04 Patent License Agreement, dated as of April 11, 1994, between the Registrant and Gilbarco Inc. (Incorporated by reference from Exhibit 10.86 of Form 10-KSB for the fiscal year ended December 31, 1993.)

                    10.05 Third Amendment to NDE Environmental Corporation's Secured Notes, Dated as of March 31, 1995, between the Registrant and Proactive Partners; Spears, Benzak, Salomon, & Farrell; Dan Purjes; Peter Sheib; Lawrence Rice; and Joan Taylor.
                               (Incorporated  by  reference  from  Exhibit
                               10.88 of Form 10-KSB for the fiscal year ended December 31, 1994.)

                    10.06 Second Amendment to NDE Environmental Corporation's Subordinated Note, dated as of March 31, 1995, between the Registrant and Spears, Benzak, Salomon, and Farrell. (Incorporated by reference from Exhibit 10.89 of Form 10-KSB for the fiscal year ended December 31, 1994.)

                    10.07 First Amendment to NDE Environmental Corporation's Subordinated Secured Promissory Note, dated as of February 28, 1995, between the Registrant and Gilbarco, Inc. (Incorporated by reference from Exhibit 10.90 of Form 10-KSB for the fiscal year ended December 31, 1994.)

                    10.08 Promissory note, dated as of January 17, 1995, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit
                               10.94 of Form 10-KSB for the fiscal year ended December 31, 1994.)

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                    No.        Exhibit
                    -------    -------------------------------------------------

                    10.09 First Amendment of The Promissory Note dated January 17, 1995, Amendment dated April 30, 1995, between the registrant and Partners L. P. (Incorporated by reference from Exhibit 10.96 of Form 10-QSB for the quarterly period ended March 31, 1995.)

                    10.10 First Amendment of the Financing Agreement between the registrant and Silicon Valley Financial Services, dated June 20, 1995. (Incorporated by reference from Exhibit 10.97 of Form 10-QSB for the quarterly period ended June 30, 1995.)

                    10.11 Notice of Conversion regarding Series AAA Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners L.P.; and A. Daniel Sharplin, dated as of April 17, 1995. (Incorporated by reference from Exhibit 10.98 of Form 10-QSB for the quarterly period ended June 30, 1995.)

                    10.12 Notice of Conversion regarding Series BBB Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and A. Daniel Sharplin, dated as of April 17, 1995. (Incorporated by reference from Exhibit 10.99 of Form 10-QSB for quarterly period ended June 30, 1995.)

                    10.13 Notice of Conversion regarding Series CCC Preferred Stock between the registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and A. Daniel Sharplin, dated as of April 17, 1995. (Incorporated by reference from Exhibit
                               10.100 of Form 10- QSB for the quarterly period ended June 30, 1995.)

                    10.14 Promissory Note, dated as of November 6, 1995, between the Registrant and Gilbarco, Inc. (Incorporated by reference from Exhibit 10.102 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.15 Promissory Note, dated as of , February 13, 1996, between the Registrant and Proactive Partners,
                               L. P.  (Incorporated by reference from Exhibit
                               10.103 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.16 Promissory Note, dated as of , February 13, 1996, between the Registrant and Lagunitas Partners,
                               L. P.  (Incorporated by reference from Exhibit
                               10.104 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.17 Second Amendment to NDE Environmental Corporation's Secured Promissory Note, dated as of March 22, 1996, between Registrant and Gilbarco, Inc. (Incorporated by reference from Exhibit 10.105 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.18 Settlement Agreement dated as of November 30, 1995 between the Registrant and Protank, Inc. (Incorporated by reference from Exhibit 10.106 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.19 1996 Funding Agreement, dated as of, March 27, 1996, between the Registrant, Proactive Partners and Lagunitas Partners, L. P. (Incorporated by reference from Exhibit 10.107 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                    10.20 1996 Additional Funding Agreement, dated as of March 15, 1996, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit 10.108 of Form 10-QSB for the quarterly period ended June 30, 1996.)

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                    No.        Exhibit
                    -------    -------------------------------------------------

                    10.21 1996 Second Additional Funding Agreement, dated as of June 13, 1996, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit
                               10.109  of Form  10-QSB  for the  quarterly
                               period ended June 30, 1996.)

                    10.22 Revised Agreement to NDE Environmental Corporation's Secured Promissory Note, between the Registrant and Gilbarco, Inc., dated as of September 15, 1996. (Incorporated by reference from Exhibit
                               10.1  of  Form  10-QSB  for  the  quarterly
                               period ended September 30, 1996.)

                    10.23 Stock Purchase Agreement between NDE Environmental Corporation and Tanknology Environmental, Inc. Dated as of October 7, 1996. (Incorporated by reference from Exhibit 2.1 of Form 8-K dated October 25, 1996.)

                    10.24 First Amendment to Stock Purchase Agreement between NDE Environmental Corporation and Tanknology Environmental, Inc. dated as of October 25, 1996. (Incorporated by reference from
                               Exhibit 2.2 of Form 8-K dated October 25, 1996.)

                    10.25 Loan Agreement, dated October 25, 1996, between NDE Environmental Corporation, Tanknology/NDE Corporation, USTMAN
                               Industries,  Inc., ProEco, Inc., Tanknology
                               Canada  (1988)  Inc.,  and Bank One  Texas,
                               N.A.   (Incorporated   by  reference   from
                               Exhibit 10.1 of Form 8-K dated  October 25,
                               1996.)

                    10.26 Revolving Note dated October 25, 1996, issued pursuant to the Loan Agreement. (Incorporated by reference from Exhibit 10.1a of Form 8-K dated October 25, 1996.)

                    10.27 Term Note dated October 25, 1996 issued pursuant to the Loan Agreement. (Incorporated by reference from Exhibit 10.1b of Form 8-K dated October 25, 1996.)

                    10.28 Note and Warrant Purchase Agreement, dated as of October 25, 1996, between NDE Environmental Corporation, Tanknology/NDE
                               Corporation,   USTMAN   Industries,   Inc.,
                               ProEco,  Inc., and Tanknology Canada (1988)
                               Inc.  and Banc One Capital  Partners,  L.P.
                               (Incorporated  by  reference  from  Exhibit
                               10.2 of Form 8-K dated October 25, 1996.)

                    10.29 Senior Subordinated Note due December 31, 2001, dated October 25, 1996 issued pursuant to the Note and Warrant Agreement. (Incorporated by reference from Exhibit 10.2a of Form 8-K dated October 25, 1996.)

                    10.30 Warrant Certificate dated October 25, 1996 issued pursuant to the Note and Warrant Purchase Agreement. (Incorporated by reference from
                               Exhibit 10.2b of Form 8-K dated October 25, 1996)

                    10.31 Security Agreement, dated as of October 25, 1996, among NDE Environmental Corporation, Tanknology/NDE Corporation, USTMAN
                               Industries,   Inc.,   ProEco,   Inc.,   and
                               Tanknology  Canada  (1988),  Inc., and Banc
                               One Capital Partners, L.P. (Incorporated by reference from Exhibit 10.3 of Form 8-K dated October 25, 1996.)

                    10.32 Security Agreement - Pledge of Subsidiary Stock, dated as of October 25, 1996, between NDE Environmental Corporation and Banc One Capital Partners, L.P. (Incorporated by reference from Exhibit
                               10.4 of Form 8-K dated October 25, 1996.)

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                    No.        Exhibit
                    -------    -------------------------------------------------
                    10.33      Put Option  Agreement,  dated as of October
                               25,   1996,   between   NDE   Environmental
                               Corporation  and Banc One Capital  Partners
                               L.P.   (Incorporated   by  reference   from
                               Exhibit 10.5 of Form 8-K dated  October 25,
                               1996.)

                    10.34 Registration Rights Agreement, dated as of October 25, 1996, between NDE Environmental Corporation and Banc One Capital Partners, L.P. (Incorporated by reference from Exhibit 10.6 of Form 8-K dated October 25, 1996.)

                    10.35 Preemptive Rights Agreement, dated as of October 25, 1996, between NDE Environmental Corporation and Banc One Capital Partners, L.P. (Incorporated by reference from Exhibit 10.7 of Form 8-K dated October 25, 1996.)

                    10.36 Co-Sale Agreement, dated as of October 25, 1996, among NDE Environmental Corporation, Proactive Partners, L.P., Lagunitas L.P., Jay Allen Chaffee, A. Daniel Sharplin, and Banc One Capital Partners, L.P. (Incorporated by reference from Exhibit 10.8 of Form 8-K dated October 25, 1996.)

                    10.37 Standby Commitment, made as of October 25, 1996, among Proactive Partners L.P., NDE Environmental Corporation, Banc Capital Partners, L.P., and Bank One Texas, N.A. (Incorporated by reference from Exhibit 10.9 of Form 8-K dated October 25, 1996.)

                    10.38 Shareholder Agreement, dated as of October 25, 1996, among Proactive Partners, L.P., Lagunitas L.P., Jay Allen Chaffee, A. Daniel Sharplin, and Banc One Capital Partners, L.P. (Incorporated by reference from Exhibit 10.10 of Form 8-K dated October 25, 1996.)

                    10.39 Pledge and Security Agreement, dated October 25, 1996, between NDE Environmental Corporation and Bank One Texas N.A. (Incorporated by reference from Exhibit 10.11 of Form 8-K dated October 25, 1996.)

                    10.40 Pledge and Security Agreement, dated October 25, 1996, between Tanknology/NDE Corporation and Bank One Texas N.A. (Incorporated by reference from Exhibit
                               10.12 of Form 8-K dated October 25, 1996.)

                    10.41 Pledge and Security Agreement, dated October 25, 1996, between ProEco, Inc. and Bank One Texas, N.A. (Incorporated by reference from Exhibit
                               10.13 of Form 8-K dated October 25, 1996.)

                    10.42 Pledge and Security Agreement, dated October 25, 1996, between USTMAN Industries, Inc., and Bank One Texas, N.A. (Incorporated by reference from
                               Exhibit 10.14 of Form 8-K dated October 25, 1996)

                    10.43 Amendment No. 1 to Loan Agreement (Exhibit 10.25) dated April 10, 1997, among NDE Environmental Corporation Tanknology/NDE Corporation, USTMAN Industries, Inc., ProEco, Inc. Tanknology Canada
                               (1988), Inc. and Bank One, Texas, N.A.

                    10.44 Amendment No. 1 to Note and Warrant Purchase Agreement ( Exhibit 10.28) dated April 10, 1997, among NDE Corporation, Tanknology/NDE Corporation, USTMAN Industries, Inc., ProEco, Inc. Tanknology Canada (1988), Inc. and Bank One Capital Partners, L.P.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                    No.        Exhibit
                    -------    -------------------------------------------------
                    21.01      Subsidiaries of the Registrant

                    27.01      Selected Financial Data


            (b) There was one Report on 8-K filed during the quarter ended December 31, 1996, as follows:

                         Filed               Dated
                 -------------------- ------------------
                 November 12, 1996    October 25, 1996   Item 2, Acquisition or Disposition of Assets:
                                                              Acquisition of the Tanknology UST Group from
                                                              Tanknology Environmental, Inc.

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment to the Annual Report filed on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NDE ENVIRONMENTAL CORPORATION




 Date:  April 30, 1997       By:   /s/ A. DANIEL SHARPLIN
       ------------------        -----------------------------------------------
                                 A. Daniel Sharplin
                                 President, Chief Executive Officer and Director
                                 (PRINCIPAL EXECUTIVE OFFICER)

                          NDE ENVIRONMENTAL CORPORATION
              1996 ANNUAL REPORT ON FORM 10-KSB/A (Amendment No.1)
                                    Exhibits



Index to Exhibits


3.01 Amended and Restated Certificate of Incorporation of the Registrant, as amended May 22, 1996

10.43 Amendment No.1 to Loan Agreement (Exhibit 10.25) dated April 10, 1997, among NDE Environmental Corporation Tanknology/NDE Corporation, USTMAN Industries, Inc., ProEco, Inc. Tanknology Canada (1988), Inc. and Bank One, Texas, N.A.

10.44 Amendment No. 1 to Note and Warrant Purchase Agreement (Exhibit 10.28) dated April 10, 1997, among NDE Corporation, Tanknology/NDE Corpora-tion, USTMAN Industries, Inc., ProEco, Inc. Tanknology Canada (1988), Inc. and Bank One Capital Partners, L.P.

21.01     Subsidiaries of the Registrant

27.01     Selected Financial Data