Form 10QSB
period 1997-03-31
NDE ENVIRONMENTAL CORP
filed 1997-05-15
CIK 851476

NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

   [ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.



                         Commission File Number 1-10361


                          NDE ENVIRONMENTAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


        Delaware                                          95-3634420
(State of Incorporation)                      (IRS Employer Identification No.)


              8900 Shoal Creek Blvd., Bldg. 200 Austin, Texas 78757
                    (Address of Principal Executive offices)


          Issuer's telephone number, including area code (512) 451-6334





     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes  [X]      No  [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.







               Class          Outstanding at March 31, 1997
               --------    -----------------------------------
               Common                  15,978,610




Transitional Small Business Disclosure Format (check one):  Yes  [ ]     No  [X]

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES




                                      INDEX

                                                                     Page Number

PART I        Financial Information

   Item 1.  Financial Statements (Unaudited) ..................................3

            CONDENSED CONSOLIDATED BALANCE SHEET
              March 31, 1997 and December 31, 1996 ............................3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              Three Months Ended March 31, 1997 and March 31, 1996 ............4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              Three Months Ended March 31, 1997 and March 31, 1996 ............5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ..6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .......................................7

PART II       Other Information

   Item 6.  Exhibits and Reports on Form 8-K ..................................9

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


PART I        Financial Information

Item 1.   Financial Statements (Unaudited)


                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                March 31, 1997   December 31, 1996
                                                                                --------------   -----------------
ASSETS                                                                           (Unaudited)
     Cash.......................................................................$    1,031,652   $       2,412,233
     Trade accounts receivable, less allowance for doubtful accounts of
       $804,886 at March 31, 1997 and $837,480 at December 31, 1996 ............     6,680,397           5,735,550
     Inventories ...............................................................       466,153             367,362
     Prepaid expenses and other current assets .................................       962,825           1,578,097
                                                                                --------------   -----------------
         Total Current Assets ..................................................     9,141,027          10,093,242

     Equipment and improvements, net of accumulated depreciation of
       $8,384,549 at March 31, 1997 and $7,611,234 at December 31, 1996 ........     5,317,615           5,736,391
     Goodwill, net of accumulated amortization of $138,088 at March 31, 1997
       and $55,122 at December 31, 1996 ........................................     4,845,107           4,922,617
     Patents, licenses and other intangible assets, net of accumulated amortization of $1,828,687 at March 31, 1997 and $1,729,695 at
       December 31, 1996 .......................................................     1,985,090           3,374,962
     Deferred financing costs ..................................................       866,939             922,424
                                                                                --------------   -----------------
         Total Assets...........................................................$   22,155,778   $      25,049,636
                                                                                ==============   =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

     Accounts payable ..........................................................$    1,775,724   $       1,673,470
     Accrued liabilities .......................................................     3,607,728           4,885,260
     Accrued payroll and payroll taxes .........................................     1,645,859           1,469,786
     Current portion of long-term debt .........................................     2,272,223           1,963,564
         Total Current Liabilities .............................................     9,301,534           9,992,080

     Long Term Debt, less current portion ......................................    12,880,416          14,192,011

     Warrants with put option ..................................................     1,800,250           1,600,000
                                                                                --------------   -----------------
         Total Liabilities .....................................................    23,982,200          25,784,091
                                                                                --------------   -----------------

     Stockholders' Deficit

     Series AAA Convertible Preferred Stock, $.0001 par value;  authorized, 400 shares; issued and outstanding 1 share stated at liquidation value
       of $5,000................................................................         5,000               5,000
     Common stock, $.0001 par value; authorized, 50,000,000 shares; issued and outstanding 15,978,610 shares at March 31, 1997, and December
       31, 1996 ................................................................         1,598               1,598
     Additional paid-in capital ................................................    27,578,446          27,578,446
     Accumulated deficit .......................................................   (29,382,700)        (28,302,374)
     Cumulative foreign currency translation adjustment ........................       (28,766)            (17,125)
                                                                                --------------   -----------------
         Total Stockholders' Deficit ...........................................    (1,826,422)           (734,455)
                                                                                --------------   -----------------
          Total Liabilities and Stockholders' Deficit...........................$   22,155,778   $      25,049,636
                                                                                ==============   =================

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Three Months Ended
                                                       ---------------------------------
                                                       March 31, 1997     March 31, 1996
                                                       --------------     --------------
Revenues - Testing Services .......................... $    7,462,643     $    2,562,367

Cost of sales and testing services....................      5,602,108          1,760,349
                                                       --------------     --------------

     Gross Margin.....................................      1,860,535            802,018

Selling, general and administrative...................      2,045,144          1,524,854
                                                       --------------     --------------

     Operating Loss................................... $     (184,609)    $     (722,836)

 Interest expense.....................................       (845,146)          (179,163)

                                                       --------------     --------------
     Net Loss......................................... $   (1,029,755)    $     (901,999)
                                                       ==============     ==============
     Net Loss per Share............................... $        (0.06)    $        (0.38)
                                                       ==============     ==============

     Weighted Average Number of Shares Outstanding....     15,978,610          2,403,722
                                                       ==============     ==============

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                Three Months Ended
                                                                        --------------------------------
                                                                        March 31, 1997    March 31, 1996
                                                                        --------------    --------------
Cash Flows from Operating Activities

     Net loss.......................................................... $  (1,029,755)    $    (901,999)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities

     Depreciation and amortization.....................................       972,279           367,561
     Amortization of discounts and financing costs.....................       416,501            34,814
     Gain on sale of equipment.........................................       (31,366)         (143,690)

Changes in Operating Assets and Liabilities

     (Increase) decrease in trade accounts receivable..................      (944,847)          628,613
     Increase in inventories...........................................       (98,791)         (183,191)
     Decrease in prepaid expenses and other current assets.............       615,272            94,378
     Increase in accounts payable......................................       102,254           222,150
     Decrease in accrued liabilities...................................    (1,277,532)         (246,505)
     Increase (decrease) in accrued payroll and payroll taxes..........       176,073          (107,177)
                                                                        -------------     -------------
     Net cash used in operating activities.............................    (1,099,912)         (235,046)

Cash Flows from Investing Activities

     Proceeds from sale of Canadian licenses...........................     1,147,500                 -
     Additions to equipment and improvements...........................      (475,233)         (131,576)
     Proceeds from sale of equipment...................................        50,000           179,391
                                                                        -------------     -------------
     Net cash provided by investing activities.........................       722,267            47,815

Cash Flows from Financing Activities

     Payments on line of credit .......................................             -          (346,908)
     Payments on long-term debt........................................    (1,002,936)         (376,549)
     Proceeds from issuance of notes payable...........................             -           600,000
                                                                        -------------     -------------
     Net cash used in financing activities.............................    (1,002,936)         (123,457)

     Net decrease in cash..............................................    (1,380,581)         (310,688)

     Cash at beginning of period.......................................     2,412,233           327,035

                                                                        -------------     -------------
     Cash at end of period.............................................     1,031,652            16,347
                                                                        =============     =============

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1:      ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The financial statements of NDE Environmental Corporation and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three months ended March 31, 1997 and 1996 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996 and the results of operations and cash flows for the three months then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

     Certain   amounts  shown  in  the  1996  financial   statements  have  been
reclassified to conform to the 1997 presentation.


     NOTE 2:      COMMITMENTS AND CONTINGENCIES

     There have been no material changes in the information reported as of December 31, 1996 as reported on Form 10-KSB/A in Footnote 11 accompanying the audited financial statements.


     NOTE 3:      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 128 "Earnings per Share" ("SFAS 128"), effective for financial statements for periods ending after December 15, 1997. SFAS 128 primarily substitutes a somewhat different calculation, labeled "Basic" earnings per share, for the previously issued statistic, "Primary" earnings per share. The Company believes that the future adoption of this pronouncement will not have a significant impact on disclosures for earnings per share for the periods presented.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the three month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 include the results of operations of the UST Group of Companies that were acquired (the "Acquisition") from TEI Inc. (formerly Tanknology Environmental, Inc.) on October 25, 1996. The Acquisition was accounted for as a purchase and accordingly the results of operations of the Company include the operations of the UST Group from the date of acquisition forward.


                                                     Three Months Ended
                                             ---------------------------------
                                             March 31, 1997     March 31, 1996
                                             --------------     --------------
Revenues....................................         100 %              100 %

Cost of Sales and Testing...................          75 %               69 %
                                             --------------     --------------

Gross Margin................................          25 %               31 %

Selling, General and Administrative.........          28 %               59 %

                                             --------------     --------------
Operating Loss..............................          (3)%              (28)%

Interest Expense............................          11 %                7 %

Net Loss....................................         (14)%              (35)%
                                             ==============     ==============

Revenues

     Revenues for the three months ended March 31, 1997 were $7,462,643 compared to $2,562,367 in the 1996 period, an increase of $4,900,276, or 191%, compared to the three months ended March 31, 1996. The increase in revenues over last year is due to the inclusion of the UST Group of Companies acquired on October 25, 1996. Revenues in the first quarter of 1997 also included $117,169 of revenues from the Company's Canadian operations which were sold on February 20, 1997. Revenues of the UST Group, excluding Canada, plus those of the Company increased from $7,124,133 in the first quarter of 1996 to $7,354,474 in the first quarter of 1997 primarily due to the sale of several SIR software licenses by the Company's USTMAN subsidiary.

Cost of Sales and Testing Services

     Cost of sales and testing services for the three months ended March 31, 1997 was $5,602,108 (75% of revenue) compared to $1,760,349 (69% of revenue) in
1996, an increase of $3,841,759,  or 218%.  Gross margin was $1,860,535  (25% of revenue) for 1997, compared to $802,018 (31% of revenue) for 1996. Gross margin as a percentage of sales decreased from 31% of sales in 1996 to 25% of sales in 1997. This decrease was due primarily to the addition of fixed capacity (e.g., employees, vans, equipment, and regional offices) from the UST group Acquisition, and the addition of one significant lower-margin but high volume customer in mid-1996.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended March 31, 1997 was $2,045,144 or 28% of revenue compared to $1,524,854 in 1996 or 60% of revenue, an increase of $520,290 or 34%, compared to the three months ended March 31, 1996. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 60% to 28% is due to the cost efficiencies realized and the higher volume of revenue in conjunction with the Acquisition.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended March 31, 1997, EBITDA was a positive $1,204,171 or 16% of revenues compared to a negative $320,461 or (13%) of revenues in 1996. The increase in EBITDA of $1,524,632 was due to the Acquisition and cost efficiencies realized as a result of combining the operations of the UST Group and NDE.

Interest Expense

     Interest expense for the three months ended March 31, 1997 was $845,179 (11% of revenue) compared to $179,163 (7% of revenue) in 1996, an increase of $666,016 or 372%. The increase was due to the interest on the additional debt incurred to finance the Acquisition.

Net Loss

     For the three months ended March 31, 1997, the Company incurred a net loss of $1,029,755 compared to a loss of $901,999 in 1996, an increase of $127,756 or 14%. The net loss for the current period includes $453,982 of non-cash charges directly related to the Acquisition with no prior year counterpart. The major cost components directly attributable to the Acquisition are: $82,966 of goodwill amortization expense, $55,485 of amortization of deferred financing costs, $105,281 of amortization of discount on subordinated debt, $10,000 of amortization of a noncompete covenant, and estimated accretion of the value of the Warrants with Put Option of $200,250. The Company is unable to determine if the holder will ever exercise the Put and what the purchase price would be at that time; therefore, the amount recognized as expense is an estimate. Based upon projections of future results of operations, an independent appraisal obtained by the Company valued the warrants with put options at $1,600,000 as of December 31, 1996. The Company recorded the first quarter 1997 expense to accrete the carrying value of the warrants with put option to such estimated redemption value as of December 31, 2001.

Liquidity and Capital Resources

     At March 31, 1997, the Company had a working capital deficit of $160,507 compared to a working capital surplus of $101,162 at March 31, 1996. Cash used in operating activities of $1,099,912 for the three months ended March 31, 1997 increased by $864,866 as compared to $235,046 in 1996. The cash was used to fund working capital and to pay acquisition-related liabilities of $580,417.

     Cash provided by investing activities was $722,267 for the three months ended March 31, 1997 compared to $47,815 in the 1996 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation acquired as part of the Acquisition. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operation. The proceeds from the sale of the business and licenses were treated as an adjustment to the purchase price of the UST Group. The Company retained all of the working capital of the Canadian subsidiary and is in the process of liquidating this working capital and redirecting these funds to its U.S. operation. In the first quarter of 1997, the Company invested $272,714 in computer hardware and software to support its ongoing operations.

     At March 31, 1997, the Company had outstanding long-term debt (including current maturities) of $15,152,639 compared to $16,155,575 at December 31, 1996. Required principal pay-downs of $300,000, a $500,000 paydown on the revolving credit line from the proceeds of the sale of the Canadian operation, and other debt repayments of $202,936 were made during the quarter. The Company had $1,329,804 available for additional borrowing under its revolving credit.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


As of March 31, 1997, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

     This Form 10Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Form 10-KSB page 13 "Management Discussion and Analysis" for the fiscal year ended December 31, 1996.


PART II       Other Information

Item 6.  Exhibits and Reports on Form 8-K

              The following exhibits are filed herewith:
                         None.

              Reports on Form 8-K:
                         The Company  filed  three  reports on Form 8-K or 8-K/A
                    during the quarter ended March 31, 1997.

               On January 14, 1997, the Company filed Amendment No.1 to its Current Report filed on Form 8-K on November 12, 1996 to disclose the acquisition of the UST Group of subsidiaries from Tanknology Environmental, Inc. The Amendment was filed to publish certain Financial Statements of the UST Group, including (but not limited to) Balance Sheets, Statements of Operations, Statements of Cash Flows and Pro forma Financial Information.

               On January 17, 1997,  the Company  filed  Amendment No. 2 to the Form 8-K filed November 12, 1996. Amendment No. 2 was filed to add the conforming signature of the Independent Accountants of the aforementioned Financial Statements to the Report of Independent Accountants.

               On March 12, 1997, the Company filed a Current Report on Form 8-K to disclose the sale of certain assets of the Tanknology Canada
               (1988), Inc. UST Group subsidiary acquired from TEI, Inc., formerly known as Tanknology Environmental, Inc.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NDE ENVIRONMENTAL CORPORATION
                                    (Registrant)
Date:          May 15, 1997                     /s/ DAVID G. OSOWSKI
          ---------------------     --------------------------------------------
                                    David G. Osowski
                                    Vice President and Chief Financial Officer


                                    9 -