Form 10QSB/A
period 1997-03-31
NDE ENVIRONMENTAL CORP
filed 1997-08-14
CIK 851476

NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

  [ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from to .



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

                                        Yes [X]        No   [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.




Class                   Outstanding at March 31, 1997
--------------       -----------------------------------

Common                           15,978,610



Transitional Small Business Disclosure Format (check one): Yes[ ]   No [X]

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



     The undersigned registrant hereby amends the following items, financial statements, and management's Discussion and Analysis of Financial Condition and Results of Operations of its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1997 as set forth in the pages attached hereto:

     Condensed Consolidated Balance Sheet is hereby amended and replaced in its entirety to reflect a reclassification between Accumulated Deficit and Cumulative foreign currency adjustment for the period ended March 31, 1997.

     Condensed Consolidated Statement of Operations is hereby amended and replaced in its entirety to correct an error in Selling, general and administrative expenses and Provision for income taxes for the period ending March 31, 1997.

     Condensed  Consolidated  Statement  of Cash  Flows is  hereby  amended  and
     replaced  in  its  entirety  to  reflect  the  changes  to  the   Condensed
     Consolidated Statement of Operations for the period ended March 31, 1997.

     Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended and replaced in its entirety to reflect the changes noted to Item 1, and to correct an error in the paragraph titled "Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)" for the period ended March 31, 1997.




                                            NDE ENVIRONMENTAL CORPORATION
                                                      (Registrant)


Date:     August 7, 1997                           /s/ DAVID G. OSOWSKI
       ---------------------         ------------------------------------------
                                     David G. Osowski
                                     Vice President and Chief Financial Officer

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


PART I        Financial Information

Item 1.  Financial Statements (Unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                               March 31, 1997      December 31, 1996
                                                                             ------------------   -------------------
ASSETS                                                                           (Unaudited)

Cash........................................................................   $  1,031,652         $   2,412,233
Trade accounts receivable, less allowance for doubtful accounts of
  $804,886 at March 31, 1997 and $837,480 at December 31, 1996 .............      6,680,397             5,735,550
Inventories ................................................................        466,153               367,362
Prepaid expenses and other current assets ..................................        962,825             1,578,097
                                                                               -------------        -------------
    Total Current Assets ...................................................      9,141,027            10,093,242

Equipment and improvements, net of accumulated depreciation of
  $8,384,549 at March 31, 1997 and $7,611,234 at December 31, 1996 .........      5,317,615             5,736,391
Goodwill, net of accumulated amortization of $138,088 at March 31, 1997
  and $55,122 at December 31, 1996 .........................................      4,845,107             4,922,617
Patents, licenses and other intangible assets, net of accumulated amortization of $1,828,687 at March 31, 1997 and $1,729,695 at
  December 31, 1996 ........................................................      1,985,090             3,374,962
Deferred financing costs ...................................................        866,939               922,424
                                                                               -------------        -------------
    Total Assets......................................................         $ 22,155,778         $  25,049,636
                                                                               =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable ..........................................................    $  1,775,724         $   1,673,470
Accrued liabilities .......................................................       3,607,728             4,885,260
Accrued payroll and payroll taxes .........................................       1,645,859             1,469,786
Current portion of long-term debt .........................................       2,272,223             1,963,564
                                                                               ------------          ------------
    Total Current Liabilities .............................................       9,301,534             9,992,080

Long Term Debt, less current portion ......................................      12,880,416            14,192,011

Warrants with put option ..................................................       1,800,250             1,600,000
                                                                               ------------          ------------
    Total Liabilities .....................................................      23,982,200            25,784,091
                                                                               ------------          ------------

Stockholders' Deficit

Series AAA Convertible Preferred Stock, $.0001 par value;  authorized, 400 shares; issued and outstanding 1 share stated at liquidation value
  of $5,000................................................................           5,000                 5,000
Common stock, $.0001 par value; authorized, 50,000,000 shares; issued and outstanding 15,978,610 shares at March 31, 1997, and December
  31, 1996 ................................................................           1,598                 1,598
Additional paid-in capital ................................................      27,578,446            27,578,446
Accumulated deficit .......................................................     (29,382,729)          (28,302,374)
Cumulative foreign currency translation adjustment ........................         (28,737)              (17,125)
    Total Stockholders' Deficit ...........................................      (1,826,422)             (734,455)
                                                                               ------------          ------------
     Total Liabilities and Stockholders' Deficit......................         $ 22,155,778          $ 25,049,636
                                                                               ============          ============

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                            Three Months Ended
                                                     -------------------------------

                                                     March 31, 1997   March 31, 1996
                                                     --------------   --------------

Revenues - Testing Services ......................   $   7,462,643    $   2,562,367

Cost of sales and testing services ...............       5,602,108        1,760,349
                                                     -------------    -------------

     Gross Margin ................................       1,860,535          802,018

Selling, general and administrative ..............       2,070,444        1,524,854
                                                     -------------    -------------

     Operating Loss ..............................   $    (209,909)   $    (722,836)

 Interest expense ................................        (845,146)        (179,163)
                                                     -------------    -------------

     Net Loss Before Provision for Income Taxes ..   $  (1,055,055)   $    (901,999)

Provision for income taxes .......................         (25,300)            --
                                                     -------------    -------------

     Net Loss ....................................   $  (1,080,355)   $    (901,999)
                                                     =============    =============

     Net Loss per Share ..........................   $       (0.07)   $       (0.38)
                                                     =============    =============

     Weighted Average Number of Shares Outstanding      15,978,610        2,403,722
                                                     =============    =============

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                         Three Months Ended
                                                                 -------------------------------

                                                                  March 31, 1997  March 31, 1996
                                                                 ---------------  --------------

Cash Flows from Operating Activities

     Net loss .................................................   $  (1,080,355)  $    (901,999)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities

     Depreciation and amortization ............................         972,279         367,561
     Amortization of discounts and financing costs ............         416,501          34,814
     Gain on sale of equipment ................................         (31,366)       (143,690)

Changes in Operating Assets and Liabilities

     (Increase) decrease in trade accounts receivable .........        (944,847)        628,613
     Increase in inventories ..................................         (98,791)       (183,191)
     Decrease in prepaid expenses and other current assets ....         615,272          94,378
     Increase in accounts payable .............................         102,254         222,150
     Decrease in accrued liabilities ..........................      (1,277,532)       (246,505)
     Increase (decrease) in accrued payroll and payroll taxes .         176,073        (107,177)
                                                                   -------------  --------------
     Net cash used in operating activities ....................      (1,150,512)       (235,046)

Cash Flows from Investing Activities

     Proceeds from sale of Canadian licenses ..................       1,147,500            --
     Additions to equipment and improvements ..................        (424,633)       (131,576)
     Proceeds from sale of equipment ..........................          50,000         179,391
                                                                   -------------  --------------
     Net cash provided by investing activities ................         772,867          47,815

Cash Flows from Financing Activities

     Payments on line of credit ...............................            --          (346,908)
     Payments on long-term debt ...............................      (1,002,936)       (376,549)
     Proceeds from issuance of notes payable ..................            --           600,000
                                                                   -------------  --------------
     Net cash used in financing activities ....................      (1,002,936)       (123,457)

     Net decrease in cash .....................................      (1,380,581)       (310,688)

     Cash at beginning of period ..............................       2,412,233         327,035

                                                                   -------------  --------------
     Cash at end of period ....................................       1,031,652          16,347
                                                                   =============  ==============

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

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended March 31, 1997 was $2,070,444 or 28% of revenue compared to $1,524,854 in 1996 or 60% of revenue, an increase of $545,590 or 36%, compared to the three months ended March 31, 1996. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 60% to 28% is due to the cost efficiencies realized and the higher volume of revenue in conjunction with the Acquisition.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended March 31, 1997, EBITDA was a positive $762,370 or 10% of revenues compared to a negative $320,461 or (13%) of revenues in 1996. The increase in EBITDA of $1,082,831 was due to the Acquisition and cost efficiencies realized as a result of combining the operations of the UST Group and NDE.

Interest Expense

     Interest expense for the three months ended March 31, 1997 was $845,179 (11% of revenue) compared to $179,163 (7% of revenue) in 1996, an increase of $666,016 or 372%. The increase was due to the interest on the additional debt incurred to finance the Acquisition.

Net Loss

     For the three months ended March 31, 1997, the Company incurred a net loss of $1,080,355 compared to a loss of $901,999 in 1996, an increase of $178,832 or 20%. The net loss for the current period includes $453,982 of non-cash charges directly related to the Acquisition with no prior year counterpart. The major cost components directly attributable to the Acquisition are: $82,966 of goodwill amortization expense, $55,485 of amortization of deferred financing costs, $105,281 of amortization of discount on subordinated debt, $10,000 of amortization of a noncompete covenant, and estimated accretion of the value of the Warrants with Put Option of $200,250. The Company is unable to determine if the holder will ever exercise the Put and what the purchase price would be at that time; therefore, the amount recognized as expense is an estimate. Based upon projections of future results of operations, an independent appraisal obtained by the Company valued the warrants with put options at $1,600,000 as of December 31, 1996. The Company recorded the first quarter 1997 expense to accrete the carrying value of the warrants with put option to such estimated redemption value as of December 31, 2001.

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

     Cash provided by investing activities was $722,867 for the three months ended March 31, 1997 compared to $47,815 in the 1996 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation acquired as part of the Acquisition. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operation. The proceeds from the sale of the business and licenses were treated as an adjustment to the purchase price of the UST Group. The Company retained all of the working capital of the Canadian subsidiary and is in the process of liquidating this working capital and redirecting these funds to its U.S. operation. In the first quarter of 1997, the Company invested $272,714 in computer hardware and software to support its ongoing operations.

     At March 31, 1997, the Company had outstanding long-term debt (including current maturities) of $15,152,639 compared to $16,155,575 at December 31, 1996. Required principal pay-downs of $300,000, a $500,000 paydown on the revolving credit line from the proceeds of the sale of the Canadian operation, and other debt repayments of $202,936 were made during the quarter. The Company had

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


$1,329,804 available for additional borrowing under its revolving credit agreement. As of March 31, 1997, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

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