Form 10QSB
period 1997-06-30
NDE ENVIRONMENTAL CORP
filed 1997-08-14
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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


             8900 Shoal Creek Blvd., Bldg. 200 Austin , Texas 78757
                    (Address of Principal Executive offices)


          Issuer's telephone number, including area code (512) 451-6334




Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                  Yes  [X]       No   [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


      Class                     Outstanding at June 30, 1997
------------------      ---------------------------------------------
      Common                             15,978,610


Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No   [X]

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES





                                      INDEX



                                                                            Page
                                                                            ----


PART I          FINANCIAL INFORMATION......................................    3

       Item 1.  Financial Statements (Unaudited)...........................    3

                Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996........................    3

                Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended June 30, 1997 and 1996...    4

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1997 and 1996....................    5

                Notes to Condensed Consolidated Financial .................    6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................    7


PART II         OTHER INFORMATION..........................................    9

       Item 6.  Exhibits and Reports on Form 8-K...........................    9


SIGNATURES.................................................................   10

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                                June 30, 1997   December 31, 1996
                                                                                -------------   -----------------
                                                                                 (Unaudited)

ASSETS

     Cash ...................................................................   $    422,983      $  2,412,233
     Restricted cash ........................................................      3,000,000              --
     Trade accounts receivable, less allowance for doubtful
         accounts of $844,155 in 1997 and $837,480 in 1996 ..................      6,476,013         5,735,550
     Inventories ............................................................        502,251           367,362
     Prepaid expenses and other current assets ..............................      1,649,361         1,578,097
                                                                                ------------      ------------
Total Current Assets ........................................................     12,050,608        10,093,242

     Equipment and improvements, net of accumulated
         depreciation of $7,814,413 in 1997 and $7,611,234 in 1996 ..........      4,508,764         5,736,391
     Goodwill, net of accumulated amortization of $55,122 in 1996 ...........           --           4,922,617
     Patents licenses and other intangible assets, net of accumulated
         amortization of $971,122 in 1997 and $773,140 in 1996 ..............      1,802,176         3,374,962
     Deferred  financing costs ..............................................        811,454           922,424
                                                                                ------------      ------------
         Total Assets .......................................................   $ 19,173,002      $ 25,049,636
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

     Accounts payable .......................................................   $  1,465,163      $  1,673,470
     Accrued liabilities ....................................................      3,198,724         4,885,260
     Accrued payroll and payroll taxes ......................................      1,375,503         1,469,786
     Current portion of long-term debt ......................................      2,636,460         1,963,564
                                                                                ------------      ------------
         Total Current Liabilities ..........................................      8,675,850         9,992,080

     Long term debt, less current portion ...................................     11,345,534        14,192,011

     Warrants with put option ...............................................      2,000,500         1,600,000
                                                                                ------------      ------------
         Total Liabilities ..................................................     22,021,884        25,784,091
                                                                                ------------      ------------

     Stockholders' Deficit

     Series AAA Convertible Preferred Stock, $.0001 par value;  authorized,  400 shares; issued and outstanding 1 share stated at liquidation
         value of $5,000 per share ..........................................          5,000             5,000
     Common stock, $.0001 par value;  authorized,  50,000,000 shares; issued and outstanding 15,978,610 shares at June 30, 1997, and December 31,
         1996  ..............................................................          1,598             1,598
     Additional paid-in capital .............................................     27,578,446        27,578,446
     Accumulated deficit ....................................................    (30,399,698)      (28,302,374)
     Cumulative foreign currency translation adjustment .....................        (34,228)          (17,125)
                                                                                ------------      ------------
     Total Stockholders' Deficit ............................................     (2,848,882)         (734,455)
                                                                                ------------      ------------
Total Liabilities and Stockholders' Deficit .................................   $ 19,173,002      $ 25,049,636
                                                                                ============      ============

See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Three Months Ended                Six Months Ended
                                      ------------------------------    ------------------------------
                                      June 30, 1997   June 30, 1996     June 30, 1997   June 30, 1996
                                      --------------  --------------    --------------  --------------

Revenues ..........................   $    8,055,755  $    2,978,239    $   15,518,398  $    5,540,606

Cost of sales .....................        6,198,605       1,771,707        11,800,713       3,532,057
                                      --------------  --------------    --------------  --------------
     Gross Margin .................        1,857,150       1,206,532         3,717,685       2,008,549

Selling, general and administrative        2,047,901       1,447,664         4,118,345       2,972,518
                                      --------------  --------------    --------------  --------------

     Operating Loss ...............   $     (190,751) $     (241,132)   $     (400,660) $     (963,969)

Other income (expense):

 Interest income ..................             --                37             --                 37

 Interest expense .................         (826,218)       (188,314)       (1,671,364)       (367,477)
                                      --------------  --------------    --------------  --------------

     Net loss before Provision for
     Income Taxes .................       (1,016,969)       (429,409)       (2,072,024)     (1,331,409)

Provision for income taxes ........             --              --              25,300            --
                                      --------------  --------------    --------------  --------------

     Net Loss .....................   $   (1,016,969) $     (429,409)   $   (2,097,324) $   (1,331,409)
                                      ==============  ==============    ==============  ==============


     Net loss per share ...........   $        (0.06) $        (0.06)   $        (0.13) $        (0.29)
                                      ==============  ==============    ==============  ==============

     Weighted average number of
     shares outstanding ...........       15,978,610       6,713,479        15,978,610       4,558,601
                                      ==============  ==============    ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six Months Ended
                                                      --------------------------------

                                                        June 30, 1997    June 30, 1996
                                                        -------------    -------------

Cash Flows from Operating Activities

     Net loss .......................................   $  (2,097,324)   $  (1,331,409)

Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:

     Depreciation  and amortization .................       2,020,060          733,833
     Amortization of discounts and financing costs ..         727,978           62,809
     Gain on sale of assets .........................         (29,758)        (199,711)
     Write down of assets ...........................          16,396            --
     Other ..........................................         (17,103)           --

Changes in Operating Assets and Liabilities:

     (Increase) decrease in trade accounts receivable        (740,463)         405,438
     Increase in inventories ........................        (134,889)        (160,713)
     Decrease in prepaid expenses and other current
         assets .....................................          10,459          167,457
     Increase (decrease) in accounts payable ........        (208,307)         261,743
     Decrease in accrued liabilities ................      (1,686,536)        (586,018)
     Decrease in accrued payroll and
         payroll taxes ..............................         (94,283)         (27,028)
                                                        -------------    -------------
     Net cash used in operating activities ..........      (2,233,770)        (673,599)

Cash Flows from Investing Activities

     Proceeds from sale of USTMAN ...................       5,250,000            --
     Proceeds from sale of licenses .................       1,147,500            --
     Additions to equipment and improvements ........        (837,193)        (312,309)
     Proceeds from sale of equipment ................          79,758          253,590
     Other ..........................................          (5,456)           --
                                                        -------------    -------------
     Net cash provided by(used in) investing
         activities .................................       5,634,609          (58,719)

Cash Flows from Financing Activities

     Payments on line of credit .....................           --             (26,442)
     Proceeds from long-term debt ...................       1,450,000            --
     Payments on long-term debt .....................      (3,840,089)        (394,390)
     Proceeds from issuance of notes payable ........           --             850,000
                                                        -------------    -------------
     Net cash provided by (used in) financing
         activities .................................      (2,390,089)         429,168

     Net increase (decrease) in cash ................       1,010,750         (303,150)

     Cash  at beginning of period ...................       2,412,233          327,035

                                                        -------------    -------------
     Cash  at end of period .........................   $   3,422,983    $      23,885
                                                        =============    =============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The financial statements of NDE Environmental Corporation and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three and six month periods ended June 30, 1997 and 1996 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1997 and 1996 and the results of operations and cash flows for the periods then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

     Certain   amounts  shown  in  the  1996  financial   statements  have  been
reclassified to conform to the 1997 presentation.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

     There have been no material changes in the information reported as of December 31, 1996 as reported on Form 10- KSB/A in Footnote 11 accompanying the audited financial statements.

NOTE 3:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 128 "Earnings per Share" (SFAS 128"), effective for financial statements for periods ending after December 15, 1997. SFAS 128 primarily substitutes a somewhat different calculation, labeled "Basic" earnings per share, for the previously issued statistic, "Primary" earnings per share. The Company believes that the future adoption of this pronouncement will not have a significant impact on disclosures for earnings per share for the periods presented.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenues of certain items included in the company's statement of operations for the three month and six month periods ended June 30, 1997 and 1996. The results of operations for both periods include the results of operations of the UST Group of Companies that were acquired (the "Acquisition) from TEI Inc. (formerly Tanknology Inc.) on October 25, 1996. The Acquisition was accounted for as a purchase and accordingly the results of operations of the Company include the operations of the UST Group from that date forward.


                                   Three Months Ended       Six Months Ended
                                  --------------------    --------------------

                                  June 30,    June 30,    June 30,    June 30,
                                    1997        1996        1997        1996
                                  --------    --------    --------    --------

Revenues .....................       100 %       100 %       100 %       100 %

Cost of Sales ................        77 %        59 %        76 %        64 %
                                  --------    --------    --------    --------

Gross Margin .................        23 %        41 %        24 %        36 %

Selling, General and  Admin...        26 %        49 %        27 %        54 %

                                  --------    --------    --------    --------
Operating Loss ...............        (3)%        (8)%        (3)%       (18)%

Interest Expense .............        10 %         6 %        11 %         7 %

Net Loss .....................       (13)%       (14)%       (14)%       (25)%
                                  ========    ========    ========    ========



Revenues

     Revenues for the three months ended June 30, 1997 were $8,055,755 compared to $2,978,239 in the 1996 period, an increase of $5,077,516 or 171%. The increase in revenues over last year is due to the inclusion of the UST Group of Companies acquired on October 25, 1996, the "Acquisition". Revenues in the second quarter of 1997 included $422,696 of revenues from the Company's USTMAN Industries ("USTMAN") subsidiary which was sold on May 22, 1997.

     For the six months ended June 30, 1997, revenues totaled $15,518,398 compared to $5,540,606 in the 1996 period, an increase of $9,977,792 or 180%. Revenues for the six-month period ended June 30, 1997 included $117,169 and $1,884,361 of revenues from the Company's Canadian operations and USTMAN, respectively, both of which were sold in 1997.


Cost of  Sales

     Cost of sales for the three months ended June 30, 1997 was $6,198,605 (77% of revenue) compared to $1,771,707 (59% of revenue) for the three months ended June 30, 1996, an increase of $4,426,898, or 250%. Gross margin was $1,857,150
(23% of revenue) for 1997, compared to $1,206,532 (41% of revenue) for 1996. Gross margin as a percentage of sales decreased from 41% of revenues in 1996 to 23% of sales in 1997. This decrease was due primarily to the addition of fixed capacity (e.g., employees, vans, equipment and regional offices) from the UST Group Acquisition.

     For the six months ended June 30, 1997, cost of sales totaled $11,800,713 compared to $3,532,057 in the 1996 period, an increase of $8,268,656 or 234%. Gross margin as a percentage of sales decreased from 36% of revenues in 1996 to 24% of sales in 1997.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


Selling, General and Administrative

     Selling, general and administrative expense for the three months ended June 30, 1997 was $2,047,901 or 26% of revenues compared to $1,447,664 in 1996 or 49%
of revenue, an increase of $600,237 or 41%. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 49% to 26% is due to the cost efficiencies and the higher overall volume of revenues realized as a result of the Acquisition.

     For the six months ended June 30, 1997, selling, general and administrative expense totaled $4,118,345 compared to $2,972,518 in the 1996 period, an increase of $1,145,827 or 39%. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 54% to 27% is due to the cost efficiencies realized and the higher overall volume of revenues in conjunction with the Acquisition.


Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended June 30, 1997 EBITDA was $859,352 or 11% of revenues compared to $125,139 or 4% of revenues in 1996. For the six months ended June 30, 1997 EBITDA was $1,619,400, or 10% of revenues, compared to negative EBITDA of $230,136, or a negative 4% of revenues, in 1996. The increase in EBITDA in both periods of $734,213 and $1,849,536, respectively, was due to the cost efficiencies realized as a result of combining the operations of the UST Group and NDE. USTMAN, which was sold on May 22, 1997, contributed approximately $618,000 of EBITDA in the six- months ended June 30, 1997.


Interest Expense

     Interest expense for the three and six-month periods ended June 30, 1997 was $826,218 (10% of revenues) and $1,671,364 (11% of revenue) respectively, compared to $188,314 (6% of revenues) and $367,477 (7% of revenue) for the respective three and six-month periods in 1996. The increase in expense in both periods of 1997 from the prior year was due to interest on additional debt incurred to finance the Acquisition.


Net Loss

     For the three months ended June 30, 1997, the Company incurred a net loss of $1,016,969, an increase of $587,560 or 137% compared to the net loss of $429,409 for the three months ended June 30, 1996. The net loss for the current period includes amortization costs of $418,228 with no prior year counterpart. Components directly attributable to the Acquisition are: $41,266 of goodwill amortization expense, $55,485 of amortization of deferred financing costs, $111,227 of amortization of discount of subordinated debt, $10,000 of amortization of a non-compete covenant, and estimated accretion of the value of the Warrants with Put Option of $200,250. USTMAN contributed approximately $148,000 to the net loss for the period.

     For the six-months ended June 30, 1997, the Company incurred a net loss of $2,097,324, an increase of $765,915, or 58%, compared to a net loss of $1,331,409 for the six-month period ended June 30,1996. The net loss for the current period includes amortization costs of $872,210 with no prior year counterpart. Components directly attributable to the Acquisition are: $124,232 of goodwill amortization expense, $110,970 of amortization of deferred financing costs, $216,508 of amortization of discount of subordinated debt, $20,000 of amortization of a non-compete covenant, and estimated accretion of the value of the Warrants with Put Option of $400,500. USTMAN contributed approximately $332,000 of net income for the period.


Liquidity and Capital Resources

     At June 30, 1997, the Company had working capital of $3,374,758 compared to working capital of $101,162 at December 31, 1996.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES


     Cash used in operating activities was $2,233,770 for the six months ended June 30, 1997 and was used primarily to fund an increase in receivables and payments of accrued liabilities of $1,686,536 including payments of acquisition related liabilities of $1,059,167.

     Cash provided by investing activities was $5,634,609 for the six months ended June 30, 1997 compared to cash used in investing activities of $58,719 in the 1996 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation that had been acquired as part of the Acquisition in 1996. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operation. The Company retained all of the working capital of the Canadian subsidiary and is in the process of liquidating this working capital and redirecting these funds to its U.S. operation.

     On May 22,1997, the Company sold USTMAN for $5,250,000 in cash and an 8% note for $500,000 (the "Note") due in one year. All cash on hand at USTMAN immediately prior to the closing of the transaction was also retained by the Company. The sale agreement also provides for a further payment to the Company relating to a post-closing adjustment based upon certain working capital calculations. As a condition of approval of the sale transaction by the Company's senior bank and subordinated debt holder, three million dollars ($3,000,000) of the cash proceeds have been placed in a restricted account with the Company's senior bank and will be held as collateral against outstanding loans until the Company identifies appropriate investment opportunities. The
Note is also pledged to the bank and subordinated debt holder as collateral. The remaining $2,250,000 of cash proceeds from the sale was used to pay down amounts due under it's revolving credit line. The Company did not recognize any gain or loss on the transaction as the excess of the purchase price over the net tangible assets sold was used to reduce goodwill associated with the Acquisition.

     At June 30, 1997, the Company had outstanding long-term debt (including current maturities) of $13,981,944 compared to $16,155,575 at December 31, 1996. The decrease of $2,173,631 was due primarily to required principle payments on bank term debt of $300,000 and the $2,250,000 paydown on the revolving credit line from the proceeds of the sale of USTMAN. At June 30, 1997 the Company had $700,000 outstanding under its revolving credit line and had $2,188,829 available for additional borrowing under its revolving credit agreement. As of June 30,1997, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

     The Company believes that cash on hand, funds from operations and available bank credit will be sufficient to fund operations, including scheduled debt repayments and capital expenditures for the foreseeable future.

     This Form 10QSB contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to differ materially from those anticipated in the forward looking statements see the Company's Form 10KSB page 13 "Management Discussion and Analysis" for the fiscal year ended December 31, 1996.


PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     On June 6, 1997, the Company filed a Current Report on Form 8-K to disclose the sale of it's USTMAN Industries subsidiary on May 22, 1997. USTMAN Industries was part of the UST Group of companies which were acquired on October 25, 1996 from TEI, Inc., formerly known as Tanknology Environmental, Inc.

                 NDE ENVIRONMENTAL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NDE ENVIRONMENTAL CORPORATION
                                                    (Registrant)

Date:  August 14, 1997                         /s/ DAVID G. OSOWSKI
                                    -------------------------------------------
                                    David G. Osowski
                                    Vice President and Chief Financial Officer