Form 10QSB
period 1997-09-30
NDE ENVIRONMENTAL CORP
filed 1997-11-17
CIK 851476

ION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______, _______.



                                     1-10361
                             Commission File Number


                       TANKNOLOGY-NDE INTERNATIONAL, INC.
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

                  (Former name NDE Environmental Corporation)


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


      Class                   Outstanding at September 30, 1997
------------------      ---------------------------------------------
      Common                             15,978,610


Transitional Small Business Disclosure Format (check one): Yes   [ ]  No   [X]

                       TANKNOLOGY-NDE INTERNATIONAL, INC.





                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION.............................................  3

   Item 1. Financial Statements (Unaudited)................................  3

           Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996........................  3

           Condensed Consolidated Statements of Operations
           Three Months and Nine Months Ended September 30, 1997 and 1996..  4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996...................  5

           Notes to Condensed Consolidated Financial ......................  6


  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................  7


PART II  OTHER INFORMATION................................................. 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 11


SIGNATURES................................................................. 12

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I                     FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                       September 30, 1997   December 31, 1996
                                                                        ----------------     ---------------
ASSETS                                                                     (Unaudited)

     Cash ...........................................................   $      148,537       $   2,412,233
     Restricted cash ................................................        3,000,000                --
     Trade accounts receivable, less allowance for doubtful
         accounts of $944,808 in 1997 and $837,480 in 1996 ..........        8,835,576           5,735,550
     Inventories ....................................................          622,023             367,362
     Prepaid expenses and other current assets ......................        1,328,344           1,578,097
                                                                        ----------------     ---------------
         Total Current Assets .......................................       13,934,480          10,093,242

     Equipment and improvements, net of accumulated
         depreciation of $8,629,294 in 1997 and $7,611,234 in 1996 ..        4,585,910           5,736,391
     Goodwill, net of accumulated amortization of $55,122 in 1996 ...             --             4,922,617
     Patents licenses and other intangible assets, net of accumulated
         amortization of $1,070,113  in 1997 and $773,140 in 1996 ...        1,703,185           3,374,962
     Deferred  financing costs ......................................          755,969             922,424
                                                                        ----------------     ---------------
         Total Assets ...............................................   $   20,979,544       $  25,049,636
                                                                        ================     ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

     Accounts payable ...............................................   $    2,511,110       $   1,673,470
     Accrued liabilities ............................................        2,681,808           4,885,260
     Accrued payroll and payroll taxes ..............................        1,411,447           1,469,786
     Current portion of long-term debt ..............................        4,497,982           1,963,564
                                                                        ----------------     ---------------
         Total Current Liabilities ..................................       11,102,347           9,992,080

     Long term debt, less current portion ...........................       10,070,238          14,192,011

     Deferred license revenue .......................................          570,836                --

     Warrants with put option .......................................        2,200,750           1,600,000
                                                                        ----------------     ---------------
         Total Liabilities ..........................................       23,944,171          25,784,091
                                                                        ----------------     ---------------

     Stockholders' Deficit

     Series AAA Convertible Preferred Stock, $.0001 par value;
          authorized,  400 shares; issued and outstanding 1 share
          stated at liquidation value of $5,000 per share............            5,000               5,000

     Common stock, $.0001 par value;  authorized,  50,000,000 shares;
          issued and outstanding 15,978,610 shares at September 30,
          1997, and December 31, 1996................................            1,598               1,598

     Additional paid-in capital......................................       27,578,446          27,578,446
     Accumulated deficit.............................................      (30,519,334)        (28,302,374)
     Cumulative foreign currency translation adjustment..............          (30,337)            (17,125)
                                                                        ----------------     ---------------
     Total Stockholders' Deficit.....................................       (2,964,627)           (734,455)
                                                                        ----------------     ---------------

Total Liabilities and Stockholders' Deficit..........................   $   20,979,544    $     25,049,636
                                                                        ================     ===============

See accompanying notes to condensed consolidated financial statements.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                     Three Months Ended                Nine Months Ended
                                                                ----------------------------    ----------------------------
                                                                September 30,   September 30,   September 30,   September, 30
                                                                    1997            1996            1997             1996
                                                                ------------    ------------    ------------    ------------

Revenues ....................................................   $  9,889,309    $  3,097,897    $ 25,407,707    $  8,638,503

Cost of sales ...............................................      7,410,762       1,915,355      19,211,475       5,447,412
                                                                ------------    ------------    ------------    ------------

     Gross Margin ...........................................      2,478,547       1,182,542       6,196,232       3,191,091

Selling, general and administrative .........................      1,853,215       1,729,720       5,971,560       4,702,238

Impairment of long-lived assets .............................           --           833,321            --           833,321

                                                                ------------    ------------    ------------    ------------
     Operating Profit ( Loss) ...............................        625,332      (1,380,499)        224,672      (2,344,468)

Other income (expense):

 Interest income ............................................         66,202            --            66,202              37

 Interest expense ...........................................       (810,570)       (225,808)     (2,481,934)       (593,285)
                                                                ------------    ------------    ------------    ------------


Net loss before Extraordinary Item ..........................       (119,036)     (1,606,307)     (2,191,060)     (2,937,716)

 Extraordinary gain .........................................           --         1,813,149            --         1,813,149

                                                                ------------    ------------    ------------    ------------
     Net income (loss) before Provision
     for income taxes .......................................       (119,036)        206,842      (2,191,060)     (1,124,567)

Provision for income taxes ..................................            600            --            25,900            --
                                                                ------------    ------------    ------------    ------------

     Net income (loss) ......................................   $   (119,636)   $    206,842    $ (2,216,960)   $ (1,124,567)
                                                                ============    ============    ============    ============


     Net loss per share before
     extraordinary item .....................................   $      (0.01)   $      (0.20)   $      (0.14)   $      (0.64)

          Extraordinary item, per share .....................           --              0.23            --              0.40

                                                                ------------    ------------    ------------    ------------
          Net income (loss ) per share ......................   $      (0.01)   $       0.03    $      (0.14)   $      (0.24)

     Weighted average number of
     shares outstanding .....................................     15,978,610       7,978,610      15,978,610       4,558,601
                                                                ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                         ----------------------------------------
                                                                         September 30, 1997    September 30, 1996
                                                                         ------------------    ------------------

Cash Flows from Operating Activities

     Net loss ........................................................     $    (2,216,960)      $   (1,124,567)

Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:

     Extraordinary gain ..............................................                --             (1,813,149)
     Depreciation  and amortization ..................................           2,933,932            1,116,044
     Amortization of discounts and financing costs ...................           1,101,222               82,679
     Gain on sale of assets ..........................................             (75,589)            (199,711)
     Write down of assets ............................................              16,396              833,321
     Other ...........................................................             (13,212)             (12,380)

Changes in Operating Assets and Liabilities:

     (Increase) decrease in trade accounts receivable ................          (3,100,026)             447,636
     Increase in inventories .........................................            (254,661)            (167,572)
     Decrease in prepaid expenses and other current assets ...........             331,476              111,933
     Increase  in accounts payable ...................................             837,640              481,659
     Decrease in accrued liabilities .................................          (2,386,785)            (236,300)
     Decrease in accrued payroll and
         payroll taxes ...............................................             (58,339)            (147,436)
                                                                         ------------------    ------------------
     Net cash used in operating activities ...........................          (2,884,906)            (627,843)

Cash Flows from Investing Activities

     Proceeds from sale of USTMAN ....................................           5,250,000                 --
     Proceeds from sale of licenses ..................................           1,947,500                 --
     Additions to equipment and improvements .........................          (1,729,250)            (458,597)
     Proceeds from sale of equipment .................................              79,758              253,590
     Other ...........................................................              (4,095)                --
                                                                         ------------------    ------------------
     Net cash provided by(used in) investing
         activities ..................................................           5,543,913             (205,007)

Cash Flows from Financing Activities

     Net proceeds from line of credit ................................                --                244,384
     Proceeds from long-term debt ....................................           2,840,688                 --
     Payments on long-term debt ......................................          (4,763,391)            (717,994)
     Proceeds from issuance of notes payable .........................                --              1,000,000
                                                                         ------------------    ------------------
     Net cash provided by (used in) financing
         activities ..................................................          (1,922,703)             526,390

     Net increase (decrease) in cash .................................             736,304             (306,460)

     Cash at beginning of period .....................................           2,412,233              327,035
                                                                         ------------------    ------------------

     Cash (including restricted cash) at end of period ...............     $     3,148,537       $       20,575
                                                                         ==================    ==================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The financial statements of Tanknology-NDE International, Inc. (formerly, NDE Environmental Corporation) and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1997 and 1996 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1997 and 1996 and the results of operations and cash flows for the periods then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


NOTE 4:   RESTRICTED CASH

     As a condition of approval for the sale of USTMAN by the company's senior bank and subordinated debt holder, $3,000,000 of the cash proceeds have been placed in a restricted account with the Company's senior bank and is held as collateral against outstanding loans until the Company identifies appropriate investment opportunities.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenues of certain items included in the company's statement of operations for the three month and nine month periods ended September 30, 1997 and 1996. The 1997 results of operations include the results of operations of the UST Group of Companies that were acquired (the "Acquisition") from TEI Inc. (formerly Tanknology Inc.) on October 25, 1996. The Acquisition was accounted for as a purchase and accordingly the results of operations of the Company include the operations of the UST Group from that date forward.


                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  -----------------------------

                                           September       September      September      September
                                            30, 1997        30, 1996       30, 1997       30, 1996
                                        --------------  --------------  -------------  --------------

Revenues                                     100%            100%           100%           100%
Cost of Sales                                 75%             62%            76%            63%
                                        --------------  --------------  -------------  --------------
Gross Margin                                  25%             38%            24%            37%
Selling, General and  Admin.                  19%             56%            23%            54%
Non-recurring charge                           -              27%             -             10%
                                        --------------  --------------  -------------  --------------
Operating Profit ( Loss)                       6%            (45)%            1%           (27)%
Other Income  (Expense)                       (7)%            (7)%          (10)%           (7)%
                                        --------------  --------------  -------------  --------------
Net loss before Extraordinary Item            (1)%           (52)%           (9)%          (34)%
Extraordinary Item                             -              59%             -             21%
Net Loss                                      (1)%             7%            (9)%          (13)%
                                        ==============  ==============  =============  ==============


Revenues

     Revenues for the three months ended September 30, 1997 were $9,889,309 compared to $3,097,897 in the 1996 period, an increase of $6,791,412 or 219%. The increase in revenues over last year is primarily due to the inclusion of the UST Group of Companies acquired on October 25, 1996, the "Acquisition". In the third quarter, revenues were also favorably impacted by the addition of a construction management group which generated over $1,000,000 of revenue in its first quarter of operation.

     For the nine months ended September 30, 1997, revenues totaled $25,407,707 compared to $8,638,503 in the 1996 period, an increase of $16,769,204 or 194% Revenues for the nine-month period ended September 30, 1997 included $117,169 and $1,884,361 of revenues from the Company's Canadian operations and USTMAN, respectively, both of which were sold in 1997.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


Cost of  Sales

     Cost of sales for the three months ended September 30, 1997 was $7,410,762 (75% of revenue) compared to $1,915,355 (62% of revenue) for the three months ended September 30, 1996, an increase of $5,495,407 , or 287%. Gross margin was $2,478,547 (25% of revenue) for 1997, compared to $1,182,542 (38% of revenue)
for 1996. Gross margin as a percentage of sales decreased from 38% of revenues in 1996 to 25% of sales in 1997. This decrease was due primarily to the addition of fixed capacity (e.g., employees, vans, equipment and regional offices) from the UST Group Acquisition.

     For the nine months ended September 30, 1997, cost of sales totaled $19,211,475 compared to $5,447,412 in the 1996 period, an increase of $13,764,063 or 253%. Gross margin as a percentage of sales decreased from 37% of revenues in 1996 to 24% of sales in 1997.


Selling, General and Administrative

     Selling, general and administrative expense for the three months ended September 30, 1997 was $1,853,215 or 19% of revenues compared to $1,729,720 in 1996 or 56% of revenue, an increase of $123,495 or 7%. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 56% to 19% is due to the cost efficiencies and the higher overall volume of revenues realized as a result of the Acquisition.

     For the nine months ended September 30, 1997, selling, general and administrative expense totaled $5,971,560 compared to $4,702,238 in the 1996 period, an increase of $1,269,322 or 27%. The increase in selling, general, and administrative expenses was due to the Acquisition. The decrease in the percentage of sales from 54% to 23% is due to the cost efficiencies realized and the higher overall volume of revenues in conjunction with the Acquisition.

1996 Impairment of Long-lived Assets and Extraordinary Gain

     In the third quarter of 1996, the Company recorded an extraordinary gain of $1,813,149 related to the retirement of a note payable in the original principle amount of $2,450,000. The note was incurred in 1994 and was related to the purchase of assets from a third party. Also in the third quarter, the Company recorded a non-recurring write down of the assets purchased in the 1994 transaction in the amount of $833,321 The Company incurred this write down in value due to its determination that there had been a permanent decline in the value of these assets.


Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended September 30, 1997 EBITDA, was $1,537,458 or 16% of revenues compared to negative EBITDA (excluding the impact in 1996 of the non-recurring asset write down and the extraordinary gain noted above) of $164,967 or 5% of revenues in 1996. For the nine months ended September 30, 1997 EBITDA was $3,156,858, or 12% of revenues, compared to negative EBITDA (excluding the impact in 1996 of the non-recurring asset write down and the extraordinary gain noted above) of $395,103, or 5% of revenues, in 1996. The increase in EBITDA in both periods (as adjusted) of $1,702,425 and $3,551,961, respectively, was due to the cost efficiencies realized as a result of combining the operations of the UST Group and Tanknology-NDE International, Inc. USTMAN, which was sold on May 22, 1997, contributed approximately $618,000 of EBITDA in the nine-months ended September 30, 1997.

Interest Income

     Interest income for the three and nine-month periods ended September 30, 1997 was $66,202 (1% of revenues) compared to $37 for the nine-month period ended September 30, 1996. The increase in income in both periods for 1997 from the prior year was due to interest income on the restricted cash balance.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


Interest Expense

     Interest expense for the three and nine-month periods ended September 30, 1997 was $810,570 (8% of revenues) and $2,481,934 (10% of revenue) respectively, compared to $225,808 (7% of revenues) and $593,285 (7% of revenue) for the respective three and nine-month periods in 1996. The increase in expense in both periods of 1997 from the prior year was due to interest on additional debt incurred to finance the Acquisition.


Net Loss

     For the three months ended September 30, 1997, the Company incurred a net loss of $119,636 a decrease of $326,478 or 158% compared to the net profit of $206,842 for the three months ended September 30, 1996. The 1996 period was impacted by the non-recurring write down of assets and the extraordinary gain noted above. Excluding both of these unusual items, the net loss for the three months ended September 30, 1996 was $772,986 compared to the current period loss of $119,636 a decrease of $653,350 or 85%. The net loss for the current period also includes amortization costs of $383,244 with no prior year counterpart. Components directly attributable to the Acquisition are: $55,485 of amortization of deferred financing costs, $117,509 of amortization of discount of subordinated debt, $10,000 of amortization of a non-compete covenant, and estimated accretion of the value of the Warrants with Put Option of $200,250.

     For the nine-months ended September 30, 1997, the Company incurred a net loss of $2,216,960 an increase of $1,092,393 or 97%, compared to a net loss of $1,124,567 for the nine-month period ended September 30,1996. Excluding the impact of the non-recurring write down of assets and the extraordinary gain, the net loss for the nine months ended September 30, 1996 was $2,104,395 compared to the current year net loss of $2,216,960, an increase of $112,565 or 5%. The net loss for the current period also includes amortization costs of $1,255,454 with no prior year counterpart. Components directly attributable to the Acquisition are: $124,232 of goodwill amortization expense, $166,455 of amortization of deferred financing costs, $334,017 of amortization of discount of subordinated debt, $30,000 of amortization of a non-compete covenant, and estimated accretion of the value of the Warrants with Put Option of $600,750. USTMAN contributed approximately $332,000 of net income in 1997.


Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $2,832,133 compared to working capital of $101,162 at December 31, 1996.

     Cash used in operating activities was $2,884,906 for the nine months ended September 30, 1997 and was used primarily to fund an increase in receivables and payments of accrued liabilities of $2,386,785 including payments of acquisition related liabilities of approximately $1,291,000.

     Cash provided by investing activities was $5,543,913 for the nine months ended September 30, 1997 compared to cash used in investing activities of $205,007 in the 1996 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation that had been acquired as part of the Acquisition in 1996. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operation. The Company retained all of the working capital of the Canadian subsidiary and has substantially liquidated this working capital and redirected these funds to its U.S. operation. For the nine months ended September 30, 1997, the Company expended $1,729,250 for capital expenditures compared to $458,597 in the comparable 1996 period. The increase in capital expenditures is a result of the Company's plan to increase its investment for upgrading and adding to its fleet of vehicles and to invest substantially in data processing equipment and software to improve the efficiency of its operation. The Company anticipates that these investments will result in cost efficiencies, better customer service and additional capacity to take advantage of additional business opportunities.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


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

     At  September  30,  1997,  the  Company  had  outstanding   long-term  debt
(including current maturities) of $14,568,220 compared to $16,155,575 at December 31, 1996. The decrease of $1,587,355 was due primarily to required principle payments on bank term debt of $900,000 and the $2,250,000 pay down on the revolving credit line from the proceeds of the sale of USTMAN. At September 30, 1997 the Company had $1,450,000 outstanding under its revolving credit line and had $2,500,000 available for additional borrowing under its revolving credit agreement. As of September 30,1997, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.


PART II           OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

     The 1997 annual meeting of the stockholders of the Company was held on August 14, 1997. The following directors were elected at the meeting: Jay Allen Chaffee; Charles C. McGettigan; A. Daniel Sharplin; Michael S. Taylor; Myron A. Wick III; and Mark A. Bober

The following matters were voted on at the meeting:

1. Proposal to amend the Certificate of Incorporation to change the Company's name to Tanknology-NDE International, Inc.

             For            Against          Abstain
        ------------     ------------     ------------
         15,105,996          640                45

2. Election of Directors:
                                              For            Withheld
                                           ----------       ----------
         Jay Allen Chaffee                 15,091,581         15,100
         Charles C. McGettigan             15,106,591             90
         A. Daniel Sharplin                15,106,581            100
         Michael S. Taylor                 15,106,591            130
         Myron A. Wick III                 15,106,591             90
         Mark A. Bober                     15,106,591             90

3. Proposal to amend and restate the Company's 1989 Stock Option Plan, increasing the number of shares reserved thereunder from 2,500,000 to 6,000,000.


             For            Against          Abstain          Not Voted
        ------------     ------------     ------------      ------------
         15,065,372         16,580            3,073            21,386

4. Proposal to ratify selection of Ernst & Young L.L.P. as the Company's independent public accountants for 1997:


             For            Against          Abstain
        ------------     ------------     ------------
        15,106,041           240               400


Item 6.  Exhibits and Reports on Form 8-K

     None

                       TANKNOLOGY-NDE INTERNATIONAL, INC.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                   TANKNOLOGY-NDE INTERNATIONAL, INC.
                                             (Registrant)

Date:  November 17, 1997               /s/ DAVID G. OSOWSKI
                                   ---------------------------------------------
                                   David G. Osowski
                                   Vice President and Chief Financial Officer