Form 10KSB
period 1997-12-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-03-31
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                  FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number: 1-10361


                       Tanknology-NDE International, Inc.
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

Checkwhether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1997 were $38,683,146.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 25, 1998 was approximately $1,956,493.

As of March 30, 1998, there were 16,145,166 outstanding shares of Common Stock, $0.0001 par value, of the Issuer.

                                DOCUMENTS OMITTED
Exhibit Numbers 10.45 through 10.65

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB




                                Table of Contents

                                                                                              Page
PART I
         Item 1.    Description of Business......................................................3
         Item 2.    Description of Property.....................................................12
         Item 3.    Legal Proceedings...........................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders.........................12


PART II
         Item 5.    Market for Common Equity and Related Stockholder Matters....................13
         Item 6.    Management's Discussion and Analysis or Plan of Operation...................14
         Item 7.    Financial Statements .......................................................21
         Item 8.    Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure.................................................21

PART III
         Item 9.    Directors, Executive Officers, Promoters, and Control Persons; Compliance
                           with Section 16(a) of the Exchange Act...............................22
         Item 10.   Executive Compensation......................................................23
         Item 11.   Security Ownership of Certain Beneficial Owners and Management..............27
         Item 12.   Certain Relationships and Related Transactions..............................28
         Item 13.   Exhibits and Reports on Form 8-K............................................30

SIGNATURES......................................................................................35

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Tanknology-NDE International, Inc (the "Company" or "TNDE") was incorporated in Delaware in 1988. The Company is a holding company that conducts business through its wholly-owned subsidiaries. At December 31, 1997, the Company's subsidiaries included Tanknology/NDE Corporation, 2368692 Canada, Inc. (formerly known as Tanknology Canada (1988) Inc.) ("Tanknology Canada"), NDE Environmental Canada Corporation ("NDE Canada"), ProEco, Inc. ("ProEco"), EcoAm, Inc., Tanknology-NDE Construction Services, Inc. and ProEco, Ltd. The Company provides environmental compliance services, equipment installation, construction project management and consulting to owners and operators of aboveground and underground storage tanks ("USTs") in the United States and internationally through licensees. Customers purchase the Company's services primarily to remain in compliance with laws pertaining to environmental protection and to conduct their operations in a manner that limits their exposure to liability for incidental environmental damage.

Forward-Looking Statements

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, changes in Environmental Protection Agency ("EPA") and other regulations affecting the Company or its customers, the outcome of litigation, the loss of a significant customer or group of customers, disruptions or the failure of the Company's information management system, or technological obsolescence.

Mergers and Acquisitions

     The  Company's   business  has  historically  grown  through  a  series  of acquisitions beginning in March 1990. The Company has acquired testing technology, licenses, testing vehicles and other assets. The Company expects that it will continue to make strategic acquisitions in the future.

Tanknology UST Acquisition

     On October 25, 1996, the Company acquired substantially all of the operating assets and liabilities of the Tanknology UST Group ("UST Group") of Tanknology Environmental, Inc. ("TEI"), (the "Acquisition"). The Tanknology UST Group's operations were principally conducted through three subsidiaries of TEI:
Tanknology Corporation International ("TCI"), Tanknology Canada, and USTMAN Industries, Inc. ("USTMAN"). The Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of these subsidiaries.

     TCI was engaged in substantially the same business and in the same market as the Company and was the Company's largest direct domestic competitor. Additionally, TCI was a provider of UST corrosion protection services, a service not formerly offered by TNDE. Immediately following the Acquisition, the Company merged its primary operating subsidiary, NDE Testing & Equipment, Inc., into TCI, and changed its name to Tanknology/NDE Corporation. The combined entity comprises the largest component of the Company's domestic operations, field services. As a result of this transaction, the Company believes that the resulting entity is the largest and only nationwide provider of UST services. Management believes that the combination has resulted in a significant increase in market share and the elimination of duplicate administrative costs.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


USTMAN Disposition

     USTMAN provided statistical inventory reconciliation ("SIR") services. SIR meets the post-1998 Environmental Protection Agency ("EPA") precision requirement for leak detection. SIR may also identify other conditions of concern to tank operators such as pilferage or flaws in record keeping. On May 22, 1997, USTMAN was sold to Watson General Corporation (since renamed USTMAN Technologies, Inc.). The Company did not realize any gain or loss on this sale as the net proceeds from the sale approximated the carrying value of the tangible and intangible assets of USTMAN.

Gilbarco Acquisition

     On April 11, 1994, the Company acquired the principal assets of the Environmental Services Division of Gilbarco, Inc. ("Gilbarco ESD"), a division engaged in testing USTs. In the Gilbarco ESD acquisition, the Company acquired tank testing vehicles, related tank testing equipment, ancillary equipment, testing systems, regulatory approvals, intellectual property rights, customer information, supplier and distributor information and other intangible assets. In 1996, the Company recognized an extraordinary gain of $1,813,149 related to the early retirement and settlement of debt incurred in conjunction with the Gilbarco ESD acquisition and recorded a $833,321 write down of the acquired vehicles and test equipment due to permanent impairment of their value.

Canada Disposition

     An element of the Company's strategy is to focus financial, management, and other resources on operations in the United States and leverage its technology base internationally through licensing arrangements. Consistent with this strategy, in 1995, TNDE made the decision to phase out its operations in Canada and entered into a licensing agreement for western Canada. In 1996, the Company secured a licensee for the eastern part of Canada and, prior to the Acquisition, ceased the operations of NDE Canada. On February 20, 1997, the Company sold substantially all of the operating assets of Tanknology Canada to the Company's eastern Canada licensee. The Company did not realize any gain or loss on this sale as the net proceeds from the sale approximated the carrying value of the tangible and intangible assets of Tanknology Canada.

Lines of Business

     The Company expects that over the next two years that it will see a significant decline in its precision tank testing services as government regulations and enforcement thereof take effect. Accordingly, the Company plans to broaden beyond its historical service offerings to replace these revenues. In 1997, the Company entered into the construction services field (see description below) and also expanded its participation in the installation of Automatic Tank Gauges ("ATG"). The Company expects that it may introduce new services related to its current business and may expand certain existing service offerings.

     The Company offers comprehensive services to its customer base of retail and non-retail fuel distributors who own or operate USTs. The Company has four operating divisions that reflect its primary lines of business: Field Services, Compliance Management Services (CMS), Construction Services, and International.

Field Services

     Historically, the principal business of the Company's Field Services division ("Field Services") has been the precision testing of petroleum USTs and associated piping to detect leaks. This service also is referred to as "tightness testing" or "integrity testing." UST owners or operators purchase testing services for a variety of reasons, including:

          o    to comply with regulations;
          o to certify the system as tight after work has been performed on the system;
          o    to investigate inventory discrepancies;
          o    to satisfy environmental liability concerns; and
          o to investigate the site for evidence of pollution or a fire hazard.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     The Company uses a number of proprietary systems to perform tightness testing on USTs. All of the Company's systems have been certified by independent laboratories as meeting EPA standards for UST testing methods. UST testing has the following general characteristics:

          o    it is performed periodically;
          o the test system is moved between UST locations by van, truck, or trailer;
          o the test is precise -- capable of reliably detecting leaks smaller than 0.1 gallon per hour; and
          o the preferred testing method may differ based upon environmental or business conditions, state regulations, tank type, design or contents, owner or operator preference and other variables.

     Due to the final phase-in of EPA regulations on December 22, 1998, annual precision tightness testing will no longer be accepted as a primary means of meeting leak detection requirements. As a result, the Company expects revenues from precision testing to decline substantially after 1998. Precision tests will still be required in certain situations (such as prior to property transfers, to confirm an inconclusive SIR result or to confirm a leak indicated by an ATG but at greatly reduced frequency.

     Field Services provides "Stage II Testing" to verify functionality of Stage II Vapor Recovery equipment and to verify that it does not leak. During refueling, Stage II equipment collects vapor emissions displaced from the vehicle gas tank receiving the fuel and incinerates or returns the vapor to the UST. EPA limitations on fuel vapor emissions are designed to help reduce ozone layer depletion and are enforced in metropolitan areas that do not attain emissions targets set forth in the Clean Air Act. TNDE also provides pipeline and container leak detection services ("Specialty Testing"). Specialty Testing vehicles are equipped to perform either hydrostatic or acoustic pipeline testing and large storage tank testing.

     On July 16, 1997, the EPA issued its new air quality standards for particulate matter and ozone. Implementation of these more stringent standards, which are currently under Congressional review, may increase the number of metropolitan areas subject to Stage II Vapor Recovery requirements. The EPA's On-board Vapor Recovery ("OBVR") requirements, which call for automakers to install in-car vapor recovery canisters, start to phase-in in 1998. Forty percent of all new cars for the model year 1999 must be equipped with OBVR. By 2000, all cars must have OBVR, and, by 2001, light duty and heavy duty trucks will be included. Although full implementation of the requirements will, over time, replace most Stage II systems and greatly reduce the Company's Stage II testing services, management does not expect the aggregate market for Stage II testing to change significantly within the next five years.

     Field Services also offers installation of ATG. In 1997 the Company derived more than 10% of its revenues from the installation, inspection, maintenance and parts sales associated with ATG. No significant revenues were derived from ATG in 1996. ATG consist of a probe permanently installed in the tank and wired to a monitor to provide information on product level and temperature. These systems automatically calculate the changes in product volume that can indicate a leaking tank. ATG meet regulatory requirements as an accepted means of monthly monitoring. After December 22, 1998, UST owners must generally use a form of monthly monitoring for leak detection requirements (such as the installation of an ATG or the use of Statistical Inventory Reconciliation (SIR). However, tanks owners may continue to use precision tightness testing at 5 year intervals for ten years after the upgrades in most states. See "Government Regulations." It is currently anticipated that the rate of UST closure and upgrade trends will increase as the 1998 deadline approaches.

     Field Services also offers the equipment, design, installation, and maintenance of cathodic protection systems including video internal tank inspection ("Petroscope"). The EPA requires all USTs and associated underground piping to be upgraded with corrosion protection by December 22, 1998. See "Government Regulations." Cathodic protection is required unless the UST system is lined with, or made of, non-corrodible material. Cathodic protection is one of two viable corrosion protection alternatives for owners or operators of steel USTs who wish to upgrade rather than close or replace their USTs. Cathodic protection prevents corrosion by making the entire steel surface act as the cathode of an electrochemical cell, transferring corrosion from the UST's metal surface to an external anode. Cathodic protection systems are typically installed by drilling holes at various points around the UST and related piping, inserting anodes within the holes, wiring the anodes together and connecting the system to the facility's electrical system. Cathodic protection systems require periodic tests and inspections which are services the Company performs for its customers. For the same reasons that annual tightness testing is expected to decline, the Company expects strong demand for cathodic protection services through a period shortly after December 22, 1998. The degree to which the

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


Company will experience a significant increase in cathodic protection revenues or profits is not clear. However, in 1997, the Company experienced revenue growth in this area and cathodic protection services accounted for approximately 12% of Field Services revenues.

     In addition to testing and upgrading UST systems, Field Services also provides overfill protection, UST cleaning and value added site services, including survey and compilation of site information and minor maintenance. The Field Services division may, as a customer service, subcontract the upgrading of USTs with spill protection but typically does not provide other UST services such as secondary containment, interstitial monitoring or groundwater or vapor monitoring.

     In 1997, Field Services revenues were approximately $32.7 million, or 85%, of the Company's consolidated revenues.

Compliance Management Services

     In 1995, the Company established its CMS division to enable tank owners and operators to outsource the regulatory compliance function. CMS provides turn-key administrative, managerial, technical, data processing and regulatory liaison services. CMS helps UST owners and operators coordinate regulated activities and manage their relationship with regulators. On behalf of its customers, CMS can:

          o    administer UST systems in compliance with regulations;
          o    acquire and maintain operating and regulatory permits;
          o    respond to, report on and manage environmental incidents;
          o report in accordance with SARA III community right-to-know requirements;
          o    resolve environmental notices of violation;
          o    track hazardous waste transportation via manifest;
          o manage the liabilities associated with the operation of USTs and storage of hazardous material;
          o assist in UST owner or operator management reporting and capital budgeting related to UST upgrades;
          o coordinate construction, maintenance, testing and contractor oversight; and
          o coordinate the provision of services from the customer's other UST vendors.

     Currently, the CMS division manages the environmental compliance for approximately 11,000 tanks in the United States.

Construction Services

     In 1997, the Company established Tanknology-NDE Construction Services, Inc. ("CS") which provides construction management services. CS provides turn-key construction program management to customers that cannot, or do not want to, manage large-scale, complex tank upgrade projects, removals, replacements and other petroleum related construction. CS program managers have many years of petroleum construction and project management experience, as well as several excellent customer relations that complement the Company's list of major customers. Additionally, as the project manager, CS can usually influence which sub-contractors will perform the construction or related work. This allows an opportunity for other TNDE services, with customer approval, to be specified for work. CS provides the following services (among numerous others) to its customers:

             o      Single point program management;
             o      Site surveys;
             o      Project design and permitting;
             o      UST upgrades;
             o      UST tank and line removals;
             o      Above ground and underground tank installations;
             o      Canopy installations and modifications;
             o      Supply of parts and equipment;

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


             o      Other petroleum related construction; and
             o      Coordination with services offered by other TNDE divisions.


International

     Through ProEco, its wholly owned subsidiary, TNDE licenses technology to service providers in Australia, Brazil, Canada, Chile, Ireland, Italy, South Korea, Mexico, Malaysia, New Zealand, Puerto Rico, Portugal and the United Kingdom. Service providers receive a license for specific countries or geographic areas and purchase or lease equipment from the Company. TNDE typically reviews the test data, issues the test report, provides technical support and receives license or processing fees on each test.

Government Regulations

     The primary driver for the Company's services are various environmental regulations issued by the EPA and enforced by state environmental departments. In addition, regulatory interpretations and additional requirements are determined by local and county officials, which vary significantly from area to area.

     In response to concerns about ground water contamination, Congress included UST amendments in the 1984 Resource Conservation and Recovery Act ("RCRA"). The RCRA amendments led to federal UST regulations (40 CFR Part 280) that went into effect in late 1988. The regulations distinguish between "existing" and "new" USTs. Currently, this distinction is interpreted to apply different regulatory requirements based on whether the UST was installed before or after December 22, 1988. State regulatory agencies were empowered to require earlier deadlines or additional requirements.

Tank Upgrades

     Federal rules require USTs installed before December 22, 1988 ("existing USTs") to be upgraded with spill protection, overfill protection and corrosion protection by December 22, 1998. Owners and operators of existing USTs must either upgrade or close them. Failure to comply timely can result in citations, fines and reduction or elimination of insurance coverage provided by third-party firms or state reimbursement funds.

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

     To meet the corrosion protection upgrade requirements, existing steel tanks must have cathodic protection, or be lined with non-corrodible material (such as fiberglass), or both. Existing steel piping must have cathodic protection. Tanks or piping made of non-corrodible material do not have to be upgraded to meet the corrosion protection requirement.

     If a UST owner or operator decides to upgrade by adding cathodic protection without also adding a lining, the integrity of the tank must be assessed by an approved monthly monitoring method, two tightness tests or an internal inspection. Regulations require a qualified cathodic protection expert to design, supervise installation and inspect cathodic protection systems. Most cathodic protection systems also require bimonthly inspections.

Leak Detection

     Since December 1993, leak detection has been required for all USTs. Owners or operators of USTs that do not have a leak detection method can be cited for violations and fined. Leak detection violations can prevent the owner or operator from obtaining legally required insurance coverage and reimbursement for cleanup costs.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     There are two categories of leak detection:"monthly monitoring" and "tightness testing". Monthly monitoring methods must be able to detect leaks of
0.2 gallons per hour with a probability of detection of at least 95 percent and a probability of false alarm of no more than 5 percent. Tightness testing methods must be able to detect a 0.1 gallon-per-hour leak with at least a 95 percent probability of detection and no more than a 5 percent probability of false alarm.

     Leak detection is required for all "new" USTs after installation or "upgraded" USTs within 10 years of upgrade. Such methods include: SIR, ATG, secondary containment with interstitial monitoring, vapor or groundwater monitoring or other methods approved by the state regulatory authority that are at least as precise as the EPA requirements.

     ATG provide an alternative to SIR, as a replacement to manual inventory control procedures, to meet leak detection requirements in combination with tank tightness testing or SIR. Secondary containment consists of using a barrier, an outer wall, a vault or a liner around the UST or piping. Leaked product from the inner tank or piping is directed toward an interstitial monitor located between the inner tank or piping and the outer barrier.

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

     Tightness testing combined with inventory control does not meet leak detection requirements for all types of piping. If certain design criteria are not met, a suction line requires a line tightness test every three years, monthly SIR, monthly interstitial monitoring or monthly vapor or groundwater monitoring. Pressurized piping must be equipped with certain hardware and receive an annual tightness test or be equipped with monthly SIR, monthly interstitial monitoring, or monthly vapor or groundwater monitoring.

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

     With a probability of detection of at least 95 percent and a probability of false alarm of no more than 5 percent, SIR must be able to detect leaks of:

         o     0.2 gallons per hour to serve as a monthly monitoring method;
         o 0.1 gallons per hour to serve as a replacement for tank tightness testing; and
         o 0.08 gallons per hour to serve as a replacement for pipe tightness testing.

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

     Some state and local jurisdictions have adopted regulations regarding testing of UST that are stricter than EPA regulations. The failure of the Company's testing systems to comply with any such current or future regulations or the failure of the Company to obtain any necessary certifications could have a material adverse impact on the revenues and operating results of the Company. Management believes the Company and all of its testing methods, services and practices are currently in compliance with all existing EPA regulations for

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


which a lack of compliance would have a material adverse impact on the operating results of the Company.


Distribution

Geographical

     As part of the Company's business strategy, the Company has expanded its service offerings, both through acquisitions and internal expansion. The Company plans to take advantage of its broad product line by cross marketing these services to its customers who do not use all of the offered services and by bundling separate services into a combined service offering. In 1998, the Company plans to create a national sales organization to focus on selling the entire line of service offerings to all geographic areas. This group will supplement the Company's existing regional sales force. In addition, the Company plans to develop relationships with other service providers, equipment manufacturers and distributors and others in order to more effectively market its services to a broader base of customers. In late 1997, the Company entered into two separate agreements that it believes are significant first steps to accomplishing its goals of more effectively marketing its service offerings and extending its customer base:

         1) Ryder Total Compliance Contract. In an agreement with Ryder System Inc., the Company bundled its CMS, ATG installation, the purchase of the gauge and related equipment, system maintenance and remote monitoring of the gauge in a single turnkey service called Total Compliance (tm). In 1997, this new service offering covered approximately 325 USTs, and, in January 1998, the program was expanded to cover approximately 1,350 USTs for Ryder.

         2) Strategic Alliance with Veeder Root. In December 1997, the Company entered into a strategic business alliance with Veeder-Root Company ("Veeder-Root"), a subsidiary of Danaher Corporation ("Danaher"), which included an $8 million investment in the Company by Danaher. Veeder-Root is the industry's leading manufacturer of ATG and line leak detection equipment. Through its Simplicity Petroleum Data Services unit, Veeder-Root provides a turnkey package of ATG and line leak equipment, twenty-four hour remote monitoring, compliance reports, dispatching and field management services. The Company believes that this alliance will allow for joint marketing of the two companies' complementary service offerings to provide customers more value as well as to provide the Company with an expanded distribution capability by using Veeder-Root's established direct sales force and distribution network.

     Field Services distributes its services throughout the United States utilizing approximately 175 vehicles. Sales and operations are managed through 12 regional offices as well as the Company headquarters. Field Services markets its services and products primarily to gasoline retailers (e.g., major oil companies, independent fuel retailers and convenience store chains), businesses with vehicle fleets that are fueled from internally-operated USTs (e.g. vehicle rental companies, package delivery services or product distributors) and tank owners or operators who maintain tanks as a source of emergency power, such as hospitals and hotels.

     CMS markets to Field Services and Construction Services customers and trade show attendees and recipients of industry trade publications. CMS services are marketed by CMS division personnel based at the Company's headquarters, the corporate sales and marketing departments and the regional Field Services office management and salespersons. CMS services are performed primarily at the Company headquarters. The Company also has customer-dedicated locations in California, Connecticut and Virginia.

     Construction Services markets to Field Services and CMS customers as well as through direct sales and attendance at trade shows. Construction Services performs throughout the United States and maintains an administrative office in Atlanta, Georgia.

     International operations are marketed through attendance at trade shows, direct sales and advertising in trade publications. International operations are managed from the Company headquarters.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


Information Systems and Products

     TOPS (formerly known as, NDEOE) and CMS (formerly known as, USTLine) are the trade names for a group of proprietary information systems that facilitate the environmental compliance of UST installations. TOPS and CMS were developed in response to the growing informational needs of tank owners and operators in their efforts to manage complex regulatory, risk avoidance and operational requirements. While TOPS and CMS are not sold individually, they represent a value-added method of distribution which, management believes, gives the Company a competitive advantage in serving large customers with:

         o     many tanks under management;
         o geographical coverage spanning regulatory jurisdictions with different compliance requirements; and
         o     USTs distant from managerial oversight.

     TOPS is primarily used by Field Services. It integrates the scheduling of tests, the deployment of the service technicians and test vehicle fleet and the collection, analysis and reporting of test data and billing information.
Technicians are equipped with laptop computers, and they input data into TOPS while on-site. The TOPS database provides comprehensive information about the customers' UST systems which is useful for their operational and regulatory compliance functions and which can be sorted and analyzed electronically.

     CMS is a comprehensive management information system that tracks UST site data, test/upgrade histories, contractor visits and regulatory inquiries to help ensure full compliance information is available when needed.

     TNDE's database management system features the flexibility necessary to efficiently build a bank of information obtained from a variety of sources. For example, information regarding ground water level might best be obtained by TNDE's technician while visiting the site, while regulatory information would be maintained on an associated database by TNDE regulatory affairs personnel and tied to a particular site location via zip codes.

     Master databases are centrally managed at TNDE's Austin headquarters. Customized reports are generated which meet the needs of each particular client or regulator. The TNDE database management systems have the built-in flexibility required to generate specific report formats based on the needs of the individual customer. Reports can be faxed or hard copies can be printed and mailed to the customer and/or regulatory agency.

         These systems add value for UST owners in the following ways:

          o lower costs resulting from diminished paper processing and archival requirements;
          o increased efficiency and speed through computerized storage, filing, sorting and data retrieval;
          o real-time access to testing schedules, test results and site surveys;
          o    enhanced communication with TNDE through integrated e-mail;
          o increased efficiency in planning, budgeting and scheduling due to the integrated data-base management tools; and
          o enhanced regional emergency response (e.g., earthquake), the TOPS system can sort the data by proximity to a particular landmark and other site characteristics.



Competition

     In the Acquisition, the Company acquired TCI, formerly the Company's primary national competitor. However, the Company continues to face competition for UST testing services from a number of smaller testing companies serving local or regional customers and using inexpensive technology. Prices for tightness testing, which have historically declined, were relatively stable in 1997, although some price degradation occurred in certain geographic markets. Competitors may refine existing technologies or develop new systems that render the Company's technology obsolete or less competitive.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     Barriers to entry into the business of providing cathodic protection services are low. "Small" owners or operators (those with relatively few tanks) may experience financial hardship relating to the upgrade and may be very price sensitive. Owners or operators who operate nationwide have the ability to exact price concessions from installation providers.

     The  Company  does  not  believe  that  the  CMS  division   currently  has
significant direct competition.

     Construction Services competes with local construction companies, larger national construction companies and internal construction groups within major customers.

Customers

     The Company provides UST services to oil companies, independently owned gasoline retailers, convenience store operators, fleet owners, government facilities and other operators of USTs. Below are selected customers (in alphabetical order) within a few of the Company's major customer groups. The organizations listed are not meant to be representative of the Company's entire customer base, but are meant to give an indication of the caliber of organizations that purchase TNDE's services.

         o Oil companies: Amoco Oil Company, B.P. Oil, Chevron U.S.A. Products Company, Exxon U.S.A., Mobil Oil Corporation, Shell Oil Company;
         o Convenience stores: Cumberland Farms, Dairy Mart, Diamond Shamrock, Southland Corporation; and
         o     Fleet owners: Hertz Corporation, Ryder Truck Rental.

     Mobil Oil Corporation accounted for approximately 21%, 20% and 13% of the Company's 1997, 1996 and 1995 revenues, respectively. No other single customer contributed more than 10% of the Company's revenues during these three years.

Other matters

Suppliers

     The Company does not depend upon any single supplier for spare parts for any of its technologies. Substantially all repair, diagnostic and maintenance functions are performed at the Company's headquarters.

Patents

     The Company owns or has obtained licenses for various rights in the form of patents, trademarks, copyrights and/or registered names. TNDE's policy is to vigorously defend these rights, and the Company is currently working with counsel to address infringements. There can be no assurance that the rights, or the Company's efforts to enforce them, will provide the Company with a competitive advantage. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Although the patents it holds may be of value, the Company believes that its success will depend primarily on its engineering, marketing and service skills.

Research and Development

     The  Company  has  incurred  no  significant   expenses  for  research  and
development since its inception. Most technology used by the Company has been obtained through acquisition.

Insurance

     The Company's testing activities, consistent with the industry, present risks of substantial liability. Spills of petroleum products and hazardous substances, or the creation or exacerbation of a contamination problem through errors or omissions in tank testing, could result in substantial liability under federal and state anti-pollution statutes and regulations or from tort claims by those suffering personal injury or property damage as a result of such contamination. In addition, many of the Company's tank testing services involve

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


USTs containing volatile substances such as gasoline. The Company or its former licensees could be held liable for damage to persons or property caused by any resulting fire or explosion. In addition, most of the Company's services are provided by technicians driving Company vehicles with the attendant risks associated with operating motor vehicles.

     The Company maintains professional and pollution liability insurance of $2 million per occurrence with a $2 million aggregate limit; general, product and personal injury coverage of $1 million per occurrence, with a $2 million aggregate limit; and fire, legal liability coverage to $500,000. In addition, the Company maintains umbrella coverage for all sources of liability other than professional and pollution liability in the amount of $10 million. Deductibles are in the amount of $100,000 per occurrence for professional and pollution liability claims. The umbrella policy carries a $10,000 self-insured retention. All other coverages carry a $5,000 deductible per occurrence. The Company believes that the policies in force will be sufficient to cover all current and expected claims. The Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. The occurrence of any significant uninsured loss or liability would have a material adverse effect on the Company's business, financial condition and results of operations.

Personnel

     As of December 31, 1997, the Company employed 313 full-time and 10 part-time personnel. None of the Company's personnel are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns no real property. All operations are conducted from leased premises. The Company's headquarters is located in approximately 17,000 square feet of leased office space in Austin, Texas. The Company also leases regional offices and storage facilities.

ITEM 3.   LEGAL PROCEEDINGS

     In February 1995, U.S. Test, Inc. ("U.S. Test") filed a lawsuit against the Company in the United Statesl District Court for the Western District of Louisiana. The lawsuit is for a declaratory judgment that certain patents owned by TNDE are invalid and unenforceable and/or that certain U.S. Test tank testing systems do not infringe such patents. The relief U.S. Test is seeking includes a final determination on the above issues, a preliminary injunction regarding actions taken by TNDE and attorneys' fees and costs. In May 1995, TNDE filed a counterclaim alleging that (1) the TNDE patents are valid and enforceable, (2) the U.S. Test tank testing systems infringe such patents and (3) TNDE is owed damages for such infringement. The amount of damages owed by U.S. Test, if any, has not been specifically alleged. The patents at issue were transferred from Gilbarco, Inc. in the 1994 acquisition by TNDE of Gilbarco ESD. After numerous delays, an evidentiary hearing occurred in early 1998, and the parties are in the process of preparing post hearing submissions. There have been no dispositive rulings to date. The Company does not believe that the outcome of such litigation will have a material adverse effect on the Company's results of operations or financial condition.

     The Company also is subject to various claims and litigation in the normal course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 20, 1995, the Company was delisted from the Nasdaq Stock Market for failure to meet certain listing requirements. These requirements included maintaining a minimum bid price, minimum capital surplus and minimum market value of public float. On December 22, 1995, the Company voluntarily delisted from the Boston Stock Exchange for similar reasons. The Company's common stock continues to be traded on the OTC Bulletin Board under the symbol "TNDE".

     The following table sets forth high and low bid prices of the shares of Common Stock of the Company as reported in the OTC Bulletin Board, Daily Trade and Quote Summary Report for each quarterly fiscal period within the last two fiscal years. Quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


                                                High         Low

               1996

               First Quarter                    $1/8        $1/20
               Second Quarter                  $5/16         $1/8
               Third Quarter                   $5/16        $1/16
               Fourth Quarter                  $9/16        $3/32

               1997

               First Quarter                   $9/16        $13/32
               Second Quarter                  $7/16        $3/16
               Third Quarter                   $11/32       $3/16
               Fourth Quarter                   $1/2         $1/8

     As of July 11, 1997, there were approximately 174 holders of record of the Company's Common Stock including those shares held in "street name". The Company did not declare or pay any dividends during 1996 or 1997. The Company currently intends to retain any future earnings to finance the development and expansion of its business.

Sales of Unregistered Securities

     In October 1996, as part of the consideration given to Banc One Capital Partners, L.P. ("BOCP") for a $8 million senior subordinated note (the "1996 Note") issued in connection with the Acquisition, BOCP received warrants to purchase 13,022,920 shares of the Company's common stock (the "Warrants"). The Warrants were exercisable at $0.325 per share and were exercisable at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. The Warrants were also subject to a put option whereby, under certain circumstances, the BOCP could require the Company to repurchase the Warrants (including any common shares owned as a result of a previous Warrant exercise). The appraised fair market value of the Warrants at issuance was $1.6 million and was recorded as a discount to, and separately from, the subordinated note. These securities were repurchased in December 1997. See "Management's Discussion and Analysis or Plan of Operation."

     In December 1997 the Company sold 150 shares of Series A Redeemable Preferred Stock with a liquidation preference of $10,000 per share were issued to DH Holdings Corp. ("DH"), a subsidiary of Danaher. The shares are redeemable at the option of the Company at any time after the later of June 30, 2001 or the date upon which all principal and interest on the $6,500,000 senior subordinated note (the "1997 Note") payable to DH is paid in full at the redemption price per share. Any shares which are outstanding at December 31, 2004 will be redeemed by the Company. Each share is convertible at the option of DH at any time after December 31, 1997 into 20,000 shares of the Company's common stock (subject to certain adjustments as defined in the agreement). DH is entitled to a annual dividend of $1,000 per share, payable semi-annually in arrears on June 30 and December 31 of each year. Additionally, in December 1997, the Company issued to DH the 1997 Note. In consideration for the 1997 Note, DH also received a warrant to purchase 4,500,000(subject to adjustment as defined in the warrant agreement)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


shares of the common stock of the Company at an exercise price of $.375 per share. The warrant is exercisable in a single exercise at any time. The warrant expires on December 31, 2002.

     In consideration of Bank One Texas, N.A.'s consent to enter into the refinancing transaction in December 1997, the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The terms of this warrant are the same as that issued to DH.

     The Company  acted in reliance with Rule 506 under the  Securities  Act and
Section 4(6) of the Securities Act in not filing a registration statement with these transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

     All forward-looking statements contained in this Annual Report on Form 10-KSB and in Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's current knowledge of factors affecting its business. The Company's actual results may differ materially if these assumptions prove invalid.

         Significant risk factors include, but are not limited to,:

          o    increasing price competition in the Company's marketplace;
          o changes in government regulations that decrease the requirements for the Company's testing services or adversely affect pricing;
          o product liability losses in excess of insured limits and third party indemnifications;
          o    the loss of a significant customer or group of customers;
          o a failure in the computer or communication systems used to manage the Company's geographically- dispersed operations;
          o    risks associated with technological obsolescence; and
          o failure of the Company to replace anticipated revenue declines in its core tank testing business with new and profitable revenue streams.

 Revenues

     Revenues for 1997 were  $38,683,146,  an increase of  $22,744,020  or 143%, compared to $15,939,126 for 1996. The increase in revenues in 1997 was due to several factors:

         1) The start up of the Construction Services division which began producing revenues in July 1997 and generated $2,857,564 of revenues for the year.

         2) Increased revenues of $1,049,869 generated by the USTMAN and Canadian operations that were sold in 1997. These two operations had combined revenues of $2,001,530 and $951,661 in 1997 and 1996, respectively.

         3) Revenues from an ATG upgrade program for a major customer of $4,238,349.

         4) Inclusion of 12 months of revenues of the Field Services division of the UST Group acquisition compared to only two months inclusion in 1996.

     The Company expects that in 1998 revenues for the Construction Services division will increase substantially as it was in operation for only six months in 1997, that the upgrade program revenues for the major customer noted above will decline in 1998 as the program is completed and that tank tightness revenues will decline as more and more UST are fitted with ATG, other remote monitoring systems or are cathodically protected. The Company expects that due to the impending December 1998 regulatory deadlines, the level of business activity in 1998 will be favorable to the Company as UST owners/operators endeavor to meet the regulatory guidelines and may require use of services such as those offered by the Company. Additionally, the Company is constantly reviewing additional acquisitions as well as new internally developed service offerings to replace the anticipated decline in revenue streams from tank tightness testing and ATG installations after the regulatory deadline passes and

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


UST owners become compliant with the regulations. In general, the price of UST tightness testing, which is the Company's main revenue source, as well as other services were stable in 1997.

Cost of Services

     Cost of services for 1997 was $29,246,121 (76% of revenue), an increase of $18,161,059 or 164%, compared to $11,085,062 (70% of revenue) for 1996. Gross margin was $9,437,025  (24% of revenue) in 1997,  compared to $4,854,064 (30% of revenue) in 1996. The decline in gross margin percentage is due primarily to (i) the inclusion of twelve months of operations of the Field Services unit of the UST Group compared to two months inclusion of these operations in 1996, (ii) the start up of the Construction Services division in 1997, which realizes lower margins in general than other services since it primarily manages sub-contractors and (iii) a planned increase in capacity in both trained technicians and vehicles to prepare for increased demand in the fourth quarter of 1997 and an anticipated increase in demand for the Company's services in 1998 due to the approaching regulatory deadlines in December 1998.

Selling, General and Administrative

     Selling, general and administrative expenses ("SG&A") for 1997 were $7,853,002 (20% of revenue), an increase of $1,271,665 or 19%, compared to $6,581,337 (41% of revenue) for 1996. The increase in SG&A was primarily due to the start-up of the Construction Services division, increased costs incurred to upgrade computer systems and administrative systems due to increased business levels and, to a lesser extent, increases in the staffing levels required as a result of the Acquisition. As a percentage of sales, SG&A expenses declined from 41% in 1996 to 20% in 1997. SG&A expenses in 1996 reflect only two months of spending subsequent to the Acquisition. The increase in revenues and the elimination of duplicate SG&A expenses subsequent to the Acquisition reduced SG&A expenses as a percentage of revenues from 1996. These factors were partially offset by increased spending in 1997 to upgrade systems and to start-up the Construction Services division as noted above.

Impairment of Long-Lived Assets

     In the third quarter of 1996, the Company recorded an impairment of long-lived assets of $833,321 relating to the write-down of vehicles and test equipment purchased from Gilbarco ESD. This write-down was based on a periodic review to determine whether there had been any permanent decline in values of the Company's assets.

Earnings Before Interest, Taxes, Depreciation and Amortization and Extraordinary Gains (EBITDA)

     EBITDA in 1997 was $5,495,138 which was an increase of $6,025,877 from negative EBITDA of $530,739 in 1996. The increase in EBITDA is due to increased revenues from the Acquisition and the absence of the $833,321 charge in 1996 for impairment of long-lived assets and growth in other service offerings such as Construction Services. The Company believes that EBITDA is an important measure of the Company's financial performance as it is an indication of the funds generated by operations available for debt service, capital expenditures and payment of taxes.


Interest Expense

     Interest expense for 1997 was $3,205,475, (8% of revenue), an increase of $2,143,066 or 202%, compared to $1,062,409 (7% of revenue), in 1996. The increase in interest expense is due to the increased debt incurred for the Acquisition and due to the fact that the Acquisition debt was outstanding for the full 1997 year versus only two months in 1996. Additionally, increased non-cash interest expense related to accretion of the 1996 Note of $349,140, estimated accretion of the Warrants of $734,250 (none in 1996) and increased amortization of the deferred financing costs incurred on the Acquisition-related debt of $177,424, accounted for $1,260,814 of the increase over 1996. These increases were partially offset by generally lower interest rates on the new debt compared to the Company's prior financing arrangements that were in effect for the first ten months of 1996. The Company expects that interest expense will decline in 1998 as a result of the refinancing in December 1997(see below) which will lower the amount of subordinated debt outstanding from $8 million to $6.5

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


million, reduce the interest rate on subordinated debt from 13% to 10%, eliminate the accretion of the Warrants of $734,250 incurred in 1997 and reduce the amount of subordinated debt accretion by approximately $357,000.

Extraordinary Gain

     In December 1997, the Company recorded an extraordinary gain on the early retirement of the 1996 Note and associated Warrants that were issued in connection with the Acquisition in 1996. The 1996 Note had a cost basis of $6,884,422 at the time of retirement, net of unamortized discount, and the Warrants had a carrying value of $2,334,250. These instruments were retired for an aggregate cost of $8,500,000, plus $144,415 in related expenses. In connection with this transaction, the Company wrote off the deferred financing costs associated with the original issuance of the 1996 Note of $353,760. The net gain on this transaction was $220,497.

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

Net Loss

     The Company recorded a net loss for 1997 of $1,353,635 (3% of revenue) compared to a net loss of $1,638,998 for 1996 (10% of revenue). Although EBITDA (as defined above) in 1997 increased by $6,025,877 over 1996, increased interest expense of $2,143,066, increased depreciation and amortization of $1,881,250 and the reduction of the extraordinary gains over 1996 of $1,592,652 largely offset the improvement in EBITDA and contributed to the net loss in 1997.

     If the debt refinancing that occurred in December 1997, had occurred on January 1, 1997 (excluding the extraordinary gain on the transaction) the Company would have a pro forma net loss of $90,580 for 1997.

Liquidity and Capital Resources

     The Company's strategy has been to build a national UST service capability and to expand its service offerings both through internal growth and through acquisitions. A substantial portion of the Company's growth has come through acquisitions, beginning with the Pan American Environmental Services, Inc. acquisition in 1990 and the Kaneb Metering Corporation transaction in 1991 and continuing with the domestic ProEco transaction in January 1993, the ProEco international transaction in December 1993, the Gilbarco ESD transaction in 1994 and the Acquisition in October 1996.

     On October 25, 1996 (the "Closing Date"), the Company acquired all of the capital stock of three underground storage tank services subsidiaries (the "UST Group") from TEI. The subsidiaries acquired were TCI, USTMAN and Tanknology Canada. Immediately following the Acquisition, the Company merged its wholly owned subsidiary NDE Testing and Equipment, Inc. into TCI and changed the name of the merged entity to Tanknology/NDE Corporation.

     The UST Group was purchased for an aggregate purchase price of $12 million which was paid to TEI at closing of the transaction. This purchase price is subject to upward adjustment for certain taxes that may be owed to TEI relating to operations of the UST Group from August 31, 1996 to October 25, 1996 (the "Interim Period") and interest on the $12 million purchase price for the Interim Period at 8% per annum. The purchase price adjustment will be reduced by any claims the Company may have as a result of its internal post-closing audit of the acquired assets. As of December 31, 1997, this purchase price adjustment was still being negotiated between the Company and TEI. The Company believes that this matter will be resolved in 1998 and that any settlement will not have a material impact on its financial position or results of operations.

Sale of Canadian Operations

     In February 1997, the Company sold the business and operations of Tanknology Canada which it acquired as part of the Acquisition. In the transaction, the Company sold certain patent, software, and trademark rights as well as the fixed assets associated with the operation of the Canadian business

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


and entered into a series of royalty generating license agreements. Payments totaling $1,200,000 were made at closing of which $1,150,000 of the proceeds were allocated to the sale of the patent, software and trademark rights and $50,000 being allocated to the sale of the fixed assets. The net proceeds from this sale approximated the carrying values of the assets sold, and, therefore, no gain or loss was realized. As a condition of sale, the Company agreed to "block" $500,000 from is borrowing base, which reduced the Company's borrowing capacity under the Company's revolving credit facility with its bank. The "block" was removed as part of the debt restructuring in December 1997 ("1997 Refinancing") described below.

Sale of USTMAN

     On May 22, 1997 the Company sold USTMAN, which was acquired as part of the Acquisition, to USTMAN Technologies, Inc. (formerly named Watson General Corporation). The terms of this transaction called for a cash payment at closing of $5,250,000, the execution of a $500,000 8.5% Note due on June 1, 1998 ("8.5%
Note"), the assumption of certain liabilities of the Company and an additional payment based upon certain calculations of USTMAN's working capital as of the closing date. In December 1997, as part of a settlement of the working capital adjustment the Company received a payment of $150,000 for one half of the working capital adjustment and early repayment of the 8.5% Note. The final working capital payment of $150,000 was received in early 1998. As a condition of the sale, the Company agreed to use $2,000,000 of the closing proceeds to immediately repay all of the then outstanding borrowings under the revolving credit facility and to place $3,000,000 in a restricted certificate of deposit with the Company's senior bank. The net proceeds of the sale approximated the carrying value of the assets sold, including a $4,795,000 reduction of goodwill. Accordingly, the Company did not realize any gain or loss on this transaction in its 1997 results of operations.

Financing

     In 1996, in connection with the Acquisition, the Company obtained a total of $19 million of financing (the "Acquisition Financing") under two separate loan agreements. The Acquisition Financing consisted of senior secured bank debt comprised of (i) a three-year, $5 million revolving line of credit ( the "Revolving Line") and (ii) a five-year, $6 million term loan and (iii) the 1996 Note which was refinanced in December 1997 as described below under "1997 Refinancing." Substantially all of the Company's assets were pledged as security under the loan agreements. Concurrent with the Acquisition and the Acquisition Financing, a major stockholder of the Company provided a $1 million standby commitment in the event of a payment default by the Company under the loan agreements and, in conjunction with an affiliated debt holder, converted
$1,035,882 of existing debt ($1 million of principal, plus accrued interest) into 8 million shares of common stock. The proceeds from the Acquisition Financing were used (i) to purchase the UST Group, (ii) to pay off outstanding balances under a then existing term loan and an existing factoring agreement in the aggregate amount of $2,526,970, (iii) for funding of Acquisition related fees and expenses and for (iv) general working capital.

Senior Subordinated Note and Warrants with Put Option

     As part of the consideration given to the holder of the 1996 Note issued in connection with the Acquisition, the debt holder also received the Warrants. The Warrants were exercisable at $0.325 per share and were exercisable at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. The Warrants were also subject to a put option (the "Put") whereby, under certain circumstances, the holder could require the Company to repurchase the Warrants (including any common shares owned as a result of a previous Warrant exercise). The appraised fair market value of the Warrants at issuance was $1.6 million and was recorded as a discount to, and separately from, the 1996 Note.

     In 1997, the Company recorded interest expense of $734,250 to accrete the value of the Warrants to their estimated value. With the retirement of this instrument, there will be no similar charges in the future.

1997 Refinancing

     In December 1997, the Company retired the 1996 Note, and the Warrants for an aggregate price of $8,500,000, plus accrued, unpaid interest on the 1996 Note through the closing date. As part of this termination agreement, the Company

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


also entered into a Post Closing Agreement (the "PCA") with the lender. The PCA calls for payment to the lender upon the occurrence of certain "Triggering Events" as defined in the PCA, which include, among other events, (i) the dissolution or liquidation of the Company, (ii) the merger of the Company into another entity in which (a) the Company is not the surviving entity or (b) the current stockholders of the Company hold less than 50% of the combined voting power of the surviving entity. Upon the occurrence of a Triggering Event, the Company has agreed to pay to the lender 20% of the amount by which the Market Determined Value (as defined in the PCA) at or as a result of the closing of a Triggering Event exceeds the Target Amount. The Target Amount is $10,000,000 for the period December 23, 1997 through March 31, 1998; $12,500,000 for the period from April 1, 1998 through June 30, 1998; $15,000,000 for the period July 1, 1998 through September 30, 1998; $17,500,000 for the period October 1, 1998 through December 31, 1998; and $20,000,000 for the period January 1, 1999 through March 31, 1999. The PCA expires after March 31, 1999. Such payment is to the lender will occur on the same date and will take the same form as the payment other shareholders of the Company would receive. As of December 31, 1997, there has been no occurrence of a Triggering Event, and the Company is not aware of any potential Triggering Events.

     The funds for this transaction were provided by the issuance of $1,500,000 of Series A Redeemable, Convertible Preferred Stock and the issuance of the 1997 Note and $500,000 of the Company's cash. Additionally, the Company's bank credit agreement was modified to allow for these transactions and to amend certain other terms and conditions of the agreement.

Series A Redeemable, Convertible Preferred Stock

     As part of the 1997 Refinancing, 150 shares of Series A Redeemable, Convertible Preferred Stock with a liquidation preference of $10,000 per share were issued to DH Holdings Corp. ("DH"), a subsidiary of Danaher. The shares are redeemable at the option of the Company at any time after the later of June 30, 2001 or the date upon which all principal and interest on the $6,500,000 note payable to DH is paid in full at the redemption price per share. Any shares which are outstanding at December 31, 2004 will be redeemed by the Company. Each share is convertible at the option of the holder at any time after December 31, 1997 into 20,000 shares of the Company's common stock (subject to certain adjustments as defined in the agreement). The holders of shares of Series A Redeemable, Convertible Preferred Stock are entitled to a annual dividend of $1,000 per share, payable semi-annually in arrears on June 30 and December 31 of each year.

1997 Note

     As part of the 1997 Refinancing, the Company issued to DH the 1997 Note. The interest rate on the 1997 Note is 10% and the maturity date is December 31, 2002. Principal payments under the 1997 Note are due quarterly in twelve equal installments of $541,667 beginning on March 31, 2000. Interest payments are due quarterly beginning March 31, 1998. The 1997 Note is collateralized by substantially all of the assets of the Company. In consideration for the1997 Note, DH also received a warrant to purchase 4,500,000 (subject to adjustment as defined in the warrant agreement) shares of the common stock of the Company at an exercise price of $.375 per share. The warrant is exercisable in a single exercise at any time. The warrant expires on December 31, 2002.

Senior Secured Bank Debt

     The funds available for borrowing under the Revolving Line are based on a formula as applied to the eligible accounts receivable of the Company. In conjunction with the February 1997 sale of the Tanknology Canadian operations, the amount available to the Company under the credit line was reduced by $500,000 as a condition to obtaining the banks agreement to sell the Tanknology Canadian operation. As a result of the 1997 Refinancing, the $500,000 reduction to the credit line was eliminated and certain other terms and covenants of this agreement were modified. In consideration of the bank's consent to enter into the 1997 Refinancing the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The terms of this warrant are the same as that issued to DH.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     At December 31, 1997, the Company had $1,792,667 of borrowings outstanding under the Revolving Line and also had $185,000 in letters of credit outstanding. As of December 31, 1997, there was an additional $3,022,333 available for borrowing under the Revolving Line.

     The $6 million term loan carries an interest rate of the bank's prime rate plus 1.5%. Principal payments of $100,000 are paid monthly. At December 31, 1997, $4,800,000 remained outstanding under the term loan. Interest is payable monthly under both the Revolving Line and the term loan. Under both the revolving credit line and the term loan and the Company is subject to certain restrictions and covenants. At December 31, 1997, the Company was in compliance with all restrictions and covenants related to the revolving credit line and term loan.

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

     In November 1995, in consideration of the assignment of certain Gilbarco patents, the Company entered into a note to pay Gilbarco an additional $300,000. The $300,000 note was outstanding at December 31, 1996, bears interest at a variable rate (currently, approximately 6%), and is due in October 2000.

     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1997 are as follows:


     1998                                           $       4,055,072
     1999                                                   1,389,647
     2000                                                   3,844,577
     2001                                                   3,458,438
     2002                                                   2,166,590
                                                           14,914,324
     Less: Discount related to subordinated notes            (270,000)
                                                    -----------------
                                                    $      14,644,324
                                                    =================


     In January 1995, the Company raised $500,000 from a significant shareholder ("Proactive") in exchange for its promissory notes (the "1995 Bridge Notes"). The 1995 Bridge Notes were to mature on April 30, 1995. In January 1995, the 1995 Bridge notes were extended to May 31, 1995. In June 1995, the Company completed a restructuring of the 1995 Bridge Note and Proactive's portion of the Subordinated Debt. Proactive agreed to exchange (i) the 1995 Bridge Note of $500,000 plus accrued interest of $25,644, (ii) Proactive's portion of the Subordinated Debt, which was $273,038, plus accrued interest of $4,728, and
(iii) cash of $500,000 for 261 newly issued shares of the Company's Series DDD Preferred Stock. The Series DDD Preferred Stock was never issued. In March 1996, in lieu of receiving the Series DDD Preferred Stock, Proactive received a total of 5,482,254 shares of Common Stock.

     At December 31, 1997, the Company had positive working capital of $743,612 compared with working capital of $182,885 at December 31, 1996. The increase in working capital was generated by the sale of USTMAN and Canada for aggregate net proceeds of approximately $7,100,000 and the sale of certain international licensing agreements which generated cash proceeds of $800,000. The Company has deferred the revenue generated from this sale and is recognizing the revenue on a pro-rata basis over the term of the respective agreements.

     Cash flows used in operating activities in 1997 was $2,225,165 versus cash flows provided by operating activities in 1996 of $868,023. The most significant factors contributing to the use of cash from operations in 1997 were a $4,121,276 increase in accounts receivable and a $2,942,089 decrease in accrued

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


liabilities. The increase in accounts receivable was caused by an increase in revenues in December 1997 as compared to December 1996 and delays in payment by one large customer which was received in January 1998. The decrease in accrued liabilities was primarily due to payments made for liabilities associated with the Acquisition in 1996 including legal fees, accounting fees, severance, moving costs and reclassifications made to certain acquired assets against accrued liabilities that were recorded at the time of the Acquisition.

     Capital expenditures in 1997 were $2,841,530 compared to $1,120,752 in 1996. The increase in capital expenditures in 1997 was primarily due to the purchase of replacement and new service vehicles, increased expenditures for computer hardware and software and the purchase of automated tank gauges for a specific customer contract. The Company expects that capital expenditures in 1998 will be approximately $2,500,000, subject to the Company identifying additional investment opportunities. This is a forward-looking statement, and the Company's actual capital expenditures may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, changes in technology that may require substantial capital investments, changes in government regulations or customer other business opportunities that may arise.

     Prior to the Acquisition, the Company incurred operating losses and negative cash flows from operations and relied primarily on its principal shareholders for financing. To a lesser extent, the Company had relied on bank financing, lease financing, vendor financing and seller financing with respect to acquisitions. The Company has historically utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company believes that the 1997 Refinancing and cash flows generated from operations will provide it with sufficient borrowing capacity and funds to meet the Company's capital expenditure requirements, operational needs, and debt service requirements for 1998. This is a forward-looking statement, and the Company's actual cash flows from operations and capital requirements may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, operations and debt service.

Impact of Year 2000

     Some of the Company's older computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a dare using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company has made an initial assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at less than $250,000 as some of the Company's systems are already Year 2000 compliant. To date, the Company has incurred some costs for this problem, however, these costs were incurred as part of the normal systems assessment and software enhancements that the Company has made over the past year and as such is not identifiable.

     The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability of trained personnel in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


ITEM 7.   FINANCIAL STATEMENTS

          The following Consolidated Financial Statements of the Company and its subsidiaries are attached hereto.

                                                                                    Page
          Report of Independent  Auditors ......................................... F-2
          Consolidated  Balance Sheets as of December 31, 1997 and 1996 ........... F-3
          Consolidated  Statements of Operations for the years ended December 31,
               1997 and 1996 ...................................................... F-4
          Consolidated  Statements of Stockholders'  Deficit for the years ended
               December 31, 1997 and 1996 ......................................... F-5
          Consolidated Statements of Cash Flows for the years ended December 31,
               1997 and 1996 ...................................................... F-7
          Notes to Consolidated Financial Statements .............................. F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


PART III


ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information regarding the Company's executive officers and directors.

Officer and/or Director      Positions                                            Age
--------------------------   --------------------------------------------------   --
Jay Allen Chaffee            Chairman of the Board, Director, Officer             46
A. Daniel Sharplin           President, Chief Executive Officer, Director         35
David G. Osowski             Vice President, Secretary, Chief Financial Officer   45
H. Baxter Nairon             Vice President of Strategy and Business Development  38
Charles G. McGettigan        Director                                             53
Michael S. Taylor            Director                                             56
Myron A. Wick, III           Director                                             54
Steven H. Sigmon             Director                                             42


     Jay Allen Chaffee was elected to the Company's Board of Directors in April 1991 and has been the Chairman of the Board since December 1994. He served as the Company's President, Chief Executive Officer and Chief Financial Officer from May 1991 until June 1995. Mr. Chaffee has served as President and a director of Bunker Hill Associates, Inc. ("Bunker Hill") since 1985, and he continues to serve in these capacities. Mr. Chaffee received a Bachelor of Arts from Franklin & Marshall College in 1974 and a Juris Doctor from the University of Tulsa, College of Law in 1978.

     A. Daniel Sharplin has been the Company's President and Chief Executive Officer and a Director since June 1995. He became the Company's Vice President, Western Region, in December 1991, was appointed the Company's Chief Operating Officer and Secretary in July 1992 and was appointed President in December 1994. Prior to joining the Company, Mr. Sharplin functioned as an environmental service industry consultant from April 1991 to December 1991. Mr. Sharplin received a Masters of Business Administration from the University of Texas in 1987.

     H. Baxter Nairon was named Vice President of Strategy and Business Development of the Company in December 1997. Prior to that, he was President of Field Services for the Company from April 1996 to December 1997. Before joining the Company, from 1989 to 1996, Mr. Nairon was employed by Booz-Allen & Hamilton, a global management consulting firm, where he achieved the position of Principal, specializing in engagements for large oil companies. He has received a Professional Engineering registration and holds a Bachelor of Science in Mechanical Engineering from the University of Tennessee at Knoxville and a Masters of Business Administration from the University of Texas.

     David G. Osowski was named Vice President, Secretary and Chief Financial Officer in December 1996. Prior to joining the Company, from May 1991 until July 1996, Mr. Osowski served as Senior Vice President, Controller and Treasurer for Summagraphics Corporation. Mr. Osowski received a Bachelor of Science from the University of Bridgeport.

     Charles C. McGettigan has been a director since 1995. Since November 1988, he has been a Managing Director of McGettigan, Wick & Co. Inc., an investment banking firm in San Francisco. Since May 1991, Mr. McGettigan has been a general partner of Proactive Investment Managers, L.P. ("PIM"), which is the general partner of Proactive Partners, L.P. ("Proactive"), a merchant banking fund. Prior to co-founding McGettigan, Wick & Co., Mr. McGettigan was a Principal, Corporate Finance, of Hambrecht & Quist, Incorporated. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the boards of directors of Cuisine Solutions, Inc. digital dictation, inc., I- FLOW Corporation, Modtech, Inc, Onsite Energy, Inc., PMR Corporation, Phoenix Network, Inc., Sonex Research, Inc., and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and he received a Masters of Business Administration in Finance from the Wharton School at the University of Pennsylvania.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB



     Michael S. Taylor has been a director of the Company since July 1992. He has been Senior Vice-President- Corporate Finance of Gilford Securities Incorporated since December 1996. From March 1996 to November 1996, he held a similar position with Laidlaw Equities. From June 1989 to March 1996 he was an Associate Director of Investment Banking of Josephthal. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc. He has been involved in the securities industry since 1966 when he joined Lehman Brothers Inc. as an analyst. He became a director of New Paradigm Software Corporation in April 1996. He attended Amherst College and Columbia University.

     Myron A. Wick, III has been a director of the Company since November 1991. Since November 1988, he has been Managing Director of McGettigan, Wick & Co., Inc., an investment banking firm in San Francisco. Since May 1991, Mr. Wick has been a general partner of PIM. From September 1985 to May 1988, Mr. Wick was Chief Operating Officer of California Biotechnology, Inc., a publicly traded biotechnology firm. Mr. Wick is a director of Children's Discovery Centers of America, Inc., digital dictation, inc., Modtech, Inc., Sonex Research, Inc., and Wray-Tech Instruments, Inc. Mr. Wick received a Bachelor of Arts from Yale University in 1965 and a Masters of Business Administration from Harvard University in 1968.

     Steven H. Sigmon has been a director since February 1998. Since January 1997, he has been President of Veeder- Root, North America ("Veeder-Root") a subsidiary of Danaher. Prior to that, Mr. Sigmon held positions with Veeder-Root as Vice President of Marketing and Sales from June 1996 to December 1996, and as Vice President of Marketing and International Sales from October 1995 to June 1996. Previously, he held positions with Emerson Electric Company as Vice President of Marketing for the Emerson Power Transmission Bearing Division from January 1992 to June 1995 and as President of the Camco Division from June 1995 to September 1995. Mr. Sigmon received a Bachelor of Science in Engineering Technology from Clemson University in 1977.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and beneficial owners of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that, during the 1997 fiscal year, the filings required of its officers, directors or greater than 10% beneficial owners were timely filed, except that the Form 5's filed by Mr. Sharplin and Mr. Chaffee were filed on an untimely basis.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries during 1995, 1996 and 1997. No other person who was an executive officer of the Company at the end of 1997 was awarded, earned or received annual salary and bonus in excess of $100,000.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB



                           Summary Compensation Table
                                                                       Long-Term
                                                                     Compensation
                                                                     ------------
                                                                        Awards
                                       Annual Compensation           ------------
                              ------------------------------------      Shares
        Name and                                                      Underlying       All Other
    Principal Position        Year       Salary          Bonus          Options       Compensation
---------------------------   ----   -------------   -------------   -------------   ------------
Jay Allen Chaffee             1997   $  90,000 (1)   $ 200,000 (1)     800,016 (4)         ---
Chairman of the Board         1996   $  90,000 (1)   $ 150,000 (1)         ---             ---
of Directors                  1995   $ 113,671       $  19,969 (1)     440,000 (4)         ---

A. Daniel Sharplin            1997   $ 150,000 (2)   $ 100,000 (2)   1,200,024 (5)         ---
President and Chief           1996   $ 154,526 (2)   $  75,000 (2)          ---      $  4,526 (7)
Executive Officer             1995   $ 136,779       $  39,969 (2)     640,000 (5)        ---

H. Baxter Nairon              1997   $ 138,000       $  58,000 (3)         ---             ---
Vice President; President,    1996   $  95,537       $  45,000         384,000 (6)        ---
Tanknology-NDE                1995         N/A             N/A             N/A             ---

David G. Osowski              1997   $ 135,000       $  47,625 (8)                         ---
Vice President, Secretary     1996         N/A             N/A         250,000 (9)        ---
and Chief Financial Officer   1995         N/A             N/A             N/A             ---


     The Company has agreed to pay or reimburse the travel expenses of its directors resulting from attendance at Board meetings. Except as hereinafter provided, no other cash compensation was paid to, or on behalf of, Board members, in consideration of their services provided as directors in 1997. Certain directors were provided compensation for other services provided to the Company as described above, and, beginning in 1997, the Board of Directors agreed to pay Mr. Taylor a per meeting fee of $2,250. Mr. Taylor was paid a total of $6,750 for 1997 meeting fees.


(1) In July 1997, the Company entered into an Executive Consulting Agreement with Mr. Chaffee. See "Certain Transactions". In 1993, the Company awarded Mr. Chaffee a bonus of $19,969; this amount was paid in installments in 1995 and 1996. In 1996, the Compensation Committee awarded Mr. Chaffee a bonus for 1996 of $150,000 which was paid in 1997. In 1997, the Compensation Committee awarded Mr. Chaffee a bonus for 1997 of $200,000, to be paid in 1998.

(2) In July 1997, the Company entered into an Employment Agreement with Mr. Sharplin. See "Certain Transactions". In 1995, the Compensation Committee awarded Mr. Sharplin a $20,000 bonus which was paid in 1997. Mr. Sharplin was also paid his 1993 bonus of $19,969 in 1995. Mr. Sharplin's 1996 bonus award of $75,000 was paid in 1997. Mr. Sharplin's 1997 bonus award of $100,000 was paid in 1998.

(3) In 1996, the Compensation Committee awarded Mr. Nairon a 1996 bonus of $35,000 which was paid in 1997. Mr. Nairon was also awarded a $10,000 bonus as an inducement to join the Company in 1996. In 1997, the Compensation Committee awarded Mr. Nairon a 1997 bonus of $58,000, of which $16,000 was paid in 1997 and $42,000 was paid in 1998.

(4) On June 22, 1995, Mr. Chaffee was awarded an option to purchase 440,000 shares of Common Stock at $0.125 per share which will expire in June 2005. The option vests one-third each year from the date of grant commencing on June 22, 1995. In 1996, certain previously granted options were repriced. see "Fiscal Year End Options Values" below). On July 1, 1997, pursuant to the Executive Consulting Agreement, Mr. Chaffee was awarded convertible cash stock appreciation rights (the "SARs") for an aggregate of 800,016 shares of Common Stock at $0.2813 per share. On July 2, 1997, the Company

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     converted the SARs into a stock option for 800,016 shares of Common Stock at $0.2813 per share which will expire on December 31, 2005.

(5) On June 22, 1995, Mr. Sharplin was awarded an option to purchase 640,000 shares of Common Stock at $0.125 per share which will expire in June 2005. The option vests one-third each year from date of grant starting June 22, 1995. In 1996, certain previously granted options were repriced. See "Report on Repricing of Options". On July 1, 1997, pursuant to the
     Employment Agreement, Mr. Sharplin was awarded convertible cash stock appreciation rights (the "SARs") for an aggregate of 1,200,024 shares of Common Stock at $0.2813 per share. On July 2, 1997, the Company converted the SARs into a stock option for 1,200,024 shares of Common Stock at $0.2813 per share which will expire on December 31, 2005.

(6) In March 1996, Mr. Nairon was granted an option to purchase 384,000 shares of Common Stock of the Company at $0.1875, the market price of the Company's Common Stock on Mr. Nairon's hire date. The option vests ratably one-third each year starting on April 15, 1996.

(7) Consists of matching funds for the Company 401(k) Plan relating to Company contributions for 1992, 1993 and 1994 which were made in 1996.

(8) In 1997, the Compensation Committee awarded Mr. Osowski a 1997 bonus of $47,625, of which $28,125 was paid in 1997 and $19,500 was paid in 1998.

(9) On December 19, 1996 , Mr. Osowski was granted options to purchase 250,000 shares of Common Stock of the Company at $0.4063, the market price of the Company's Common Stock on Mr. Osowski's hire date. The option vests ratably one-third each year starting on December 19, 1996.


     Option Grants in Last Fiscal Year

     The following table sets forth options granted to the Named Executive Officers during the year ending December 31, 1997.



                       Number of       Percent of
                        Shares       Total Options
                      Underlying       Granted to        Exercise
                       Options        Employees in       Price Per
         Name          Granted        Fiscal Year          Share          Expiration Date
------------------   -------------   -------------   ------------------   ---------------
Jay Allen Chaffee      800,016 (1)          32%         $      0.2814      December 2005
A. Daniel Sharplin   1,200,024 (2)          48%         $      0.2814      December 2005
H. Baxter Nairon            ---             ---                ---               ---
David G. Osowski            ---            ---                 ---               ---

         (1) Issued pursuant to an Executive Consulting Agreement. See Certain Transactions above.
         (2)   Issued   pursuant  to  an  Employment   Agreement.   See  Certain
               Transactions above.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


         Fiscal Year End Options Values

     The following table sets forth the option holdings and the value of unexercised options held by each Named Executive Officer as of December 31, 1997. None of the Named Executive Officers exercised options during 1997.

                        Numbers of Shares Underlying          Value of Unexercised
                            Unexercised-Options               in-the-Money-Options
                            at December 31, 1997              at December 31, 1997
                        ----------------------------       --------------------------
Name                    Exercisable    Unexercisable      Exercisable   Unexercisable
---------------------   ------------   -------------      -----------   -------------
Jay Allen Chaffee            114,288         685,728      $     3,572   $  21,429 (1)
                             293,333         146,667      $    55,000   $  27,500 (2)
                              50,000               0      $     9,375   $       0 (2)

A. Daniel Sharplin           171,432       1,028,592      $     5,357   $  32,144 (1)
                             426,667         213,333      $    80,000   $  40,000 (2)
                              50,000              ---     $     9,375   $       0 (2)

H. Baxter Nairon             128,000         256,000      $    16,000   $  32,000 (3)

David G. Osowski              83,333         166,667      $         0   $       0

(1) Represents (i) the difference ($0.03125) between the exercise price of the options ($0.28125) and the per share fair market value of the Company's Common Stock on December 31, 1997 ($0.3125) times (ii) the number of shares subject to the options.

(2) Represents (i) the difference ($.1875) between the exercise price of the options ($0.125) and the per share fair market value of the Company's Common Stock on December 31, 1997 ($0.3125) times (ii) the number of shares subject to the options.

(3) Represents (i) the difference ($0.125) between the exercise price of the options ($0.1875) and the per share fair market value of the Company's Common Stock on December 31, 1997 ($0.3125) times (ii) the number of shares subject to the options.

     In 1996, the Compensation Committee determined that in connection with the granting of executive options in 1995, it would be in the best interests of the shareholders and the Company to reprice certain management options that had been granted in 1993 to a current market price rather than issue additional new options. The Committee believed that at the existing exercise prices, the options were not providing the proper performance incentive to management. Accordingly, the Committee repriced 50,000 options that had been previously granted to each of Messrs. Chaffee and Sharplin as well as 20,000 options that had been previously granted to Eric Hopkins, the former Vice President and Chief Financial Officer of the Company, to the then market price of the Common Stock which was $.125. All of the aforementioned options previously had exercise prices of $3.75. All of these options remain fully vested following the repricing.

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

     There was no other director compensation paid during 1997 or 1996 to the non-management directors.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the beneficial ownership of the Company's capital stock as of March 31, 1998 by: (a) each stockholder known by the Company to be the beneficial owner of more than 5% of a class of voting stock, (b) each director, (c) each of the executive officers of the Company and (d) all executive officers and directors as a group.

            Beneficial Ownership of Common Stock(1)


Beneficial Owner                       Number of Shares   Percentage
------------------------------------   ----------------   ----------
Proactive Partners, L.P.(2                14,375,901        54.76%
50 Osgood Place, Penthouse
San Francisco, CA  94153

Lagunitas Partners, L.P.(3)               14,319,558        54.55%
50 Osgood Place, Penthouse
San Francisco, CA  94153

Danaher Corporation(4)                     7,500,000         28.57%
1250 24th Street, N.W.
Washington, DC 20037

Myron A. Wick, III(5)                     10,627,930         40.48%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

Charles C. McGettigan(6)                  10,627,930         40.48%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94133

A. Daniel Sharplin(7)                      1,359,823          5.18%

Jay Allen Chaffee/Bunker Hill(8)             639,059          2.43%

H. Baxter Nairon(9)                          256,000             *

Steven H. Sigmon                                   0             *

Michael S. Taylor(10)                         30,667             *

David G. Osowski(11)                          83,333             *

All executive officers and directors      16,811,783         64.04%

*        Less than 1% of the outstanding Common Stock

(1) For the purposes of the above table and the following notes, the shares of Common Stock shown as "beneficially owned" include all shares of Common Stock that the "beneficial owner" has the right to acquire within 60 days upon the conversion of other securities, upon the exercise of warrants or otherwise. In calculating the total number of shares of Common Stock deemed to be outstanding for the purpose of reflecting the beneficial owner's percentage of the class, the shares that other owners did not then own but had the right to acquire within 60 days or more are not included.

(2) Includes 10,267,379 outstanding shares of Common Stock. Also includes (i) 175,000, 105,874 and 50,000 shares reserved for issuance upon the exercise of warrants at prices of $0.375, $0.15, and $0.125, respectively; (ii) 3,721,305 shares beneficially owned by Lagunitas Partners, L.P. and referenced to in note (3) below; (iii) 29,677 shares beneficially owned by Mr. McGettigan and referenced to in note (5) below; and (v) 3,010 shares

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


     issuable upon the exercise of warrants at a price of $0.15 per share issued to McGettigan, Wick & Co., Inc. and to Proactive's general partner, PIM. See also note (7) below.

(3) Includes 3,694,391 outstanding shares of Common Stock. Also includes (i) 26,914 shares of Common Stock issuable upon the exercise of warrants at a price of $0.15 per share and (ii) 10,598,253 shares beneficially owned by Proactive Partners, L.P. and referenced to in note (2) above.

(4) Consists of warrants to purchase 4,500,000 shares of Common Stock at $.375 per share and 3,000,000 shares of Common Stock issuable upon conversion of Preferred Stock at $.50 per share.

(5) Includes (i) 26,667 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Wick under the Company's 1989 Incentive Plan and (ii) the shares beneficially owned by Proactive and referred to in note
     (2) above (10,598,253). Mr. Wick is a general partner of PIM. Also includes 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. Wick is a general partner of McGettigan, Wick & Co.) but does not include an additional 13,333 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the Company's 401(K) plan of which Mr. Wick is a trustee.

(6) Includes (i) 26,667 shares of Common Stock issuable upon the exercise of stock options granted to Mr. McGettigan under the Company's 1989 Long-Term Incentive Plan and (ii) the shares beneficially owned by Proactive and referenced to in note (2) above (10,598,253). Mr. McGettigan is a general partner of PIM. Also includes 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. McGettigan is a general partner of McGettigan, Wick & Co.) but does not include an additional 13,333 shares subject to options that are not yet exercisable.

(7) Includes 513,932 outstanding shares of Common Stock. Also includes 26,360 shares reserved for issuance upon the exercise of warrants at prices of
     $7.50. Also includes 819,531 shares reserved for issuance to Mr. Sharplin under the Company's 1989 Long-Term Incentive Plan but does not include an additional 1,070,493 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the Company's 401(K) plan of which Mr. Sharplin is a trustee.

(8) Includes 67,150 outstanding shares of Common Stock. These shares are held in the name of Bunker Hill, an affiliate of Mr. Chaffee. Also includes 571,909 shares subject to exercisable options granted to Bunker Hill under the Company's 1989 Long-Term Incentive Plan but does not include 718,107 shares subject to options that are not yet exercisable. Also does not include 184,410 shares owned by the Company's 401(K) plan of which Mr. Chaffee is a trustee.

(9) Consists of 256,000 shares issuable upon the exercise of options granted to Mr. Nairon under the Company's 1989 Long-Term Incentive Plan but does not include 128,000 shares subject to options that are not yet exercisable.

(10) Includes 26,667 shares issuable upon the exercise of options granted to Mr. Taylor under the Company's 1989 Long-Term Incentive Plan but does not include 13,333 shares subject to options that are not yet exercisable. Also includes 4,000 shares outstanding held by Mr. Taylor's wife. Mr. Taylor disclaims beneficial ownership of his wife's shares.

(11) Consists of 83,333 shares issuable upon the exercise of options granted to Mr. Osowski under the Company's 1989 Long-Term Incentive Plan but does not include 166,667 shares subject to options that are not yet exercisable.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last fiscal year, the following transactions in excess of $60,000 were entered into with related parties. During 1997, the Company paid $290,000 to Bunker Hill for services of Jay Allen Chaffee and related expenses as described below. Mr. Chaffee is the Chairman of the Board and president of Bunker Hill Associates, Inc. ("Bunker Hill").

Employment Agreements

     In 1991, the Company entered into a service contract with Bunker Hill to retain the services of Mr. Chaffee. Mr. Chaffee is a principal of Bunker Hill, a management consulting firm based in Houston, Texas. Pursuant to the contract, Mr. Chaffee has agreed to serve the Company in various capacities as an officer and director. In July 1997, the Company entered into an Executive Consulting Agreement pursuant to which the Company agreed to pay a base retainer for such services at the rate of $7,500 per month with additional stock and cash bonus consideration. The term of the contract is three and one-half years, it may be extended for one or more additional periods, and it can be terminated by Bunker Hill on thirty days' prior written notice and by the Company at any time. The contract supercedes the 1991 service contract between the Company and Bunker Hill. In 1997, Bunker Hill, on behalf of Mr. Chaffee, received $90,000 in consideration of Mr. Chaffee's management services as an officer of the Company plus a bonus of $200,000 earned but not paid in fiscal year 1997. In addition, $90,788 was remitted to Bunker Hill for secretarial support and reimbursement of travel and out-of-pocket expenses related to Mr. Chaffee's services.

     In July 1997, the Company entered into an employment agreement with A. Daniel Sharplin, its President, Chief Executive Officer, pursuant to which Mr. Sharplin will continue to serve the Company as President and Chief Executive Officer and director. The Company paid Mr. Sharplin an annual base salary at the rate of $150,000 through June 1997, at which time his salary was increased to $200,000 pursuant to the Employment Agreement. Pursuant to the Employment Agreement, the Company will pay him an annual base salary of $225,000 through 1998 and an annual base salary of $250,000 for all periods after December 31, 1998, except that the salary may be increased but not decreased at the discretion of the Board of Directors. Mr. Sharplin will also receive additional stock and cash bonus consideration. The term of the contract is three and one-half years, and it may be extended for one or more additional periods.

     The agreements described above between the Company and Messrs. Chaffee and Sharplin (who for the purposes of this paragraph only will be referred to as the "Employed Person") provide for change of control protection in case of a change of control, (i) if the Employed Person is terminated, (A) the Employed Person will be entitled to receive his base compensation for a period equal to the remaining portion of the designated term of the relationship, (B) all of the stock appreciation rights or stock options of the Employed Person granted pursuant to the agreement which have accrued but not vested prior to the date on which the change in control has occurred will automatically vest as of such date and (C) all other rights and benefits the Employed Person may have under the employee benefit, bonus and/or stock option plans and programs of the Company will be determined in accordance with the terms and conditions of those plans and programs, and (ii) if the Employed Person is not terminated, (A) the terms and provisions of the agreements will remain in full force and effect, (B) at the election of the Employed Person, the stock appreciation rights and stock options of the Employed Person granted pursuant to the agreements which have accrued but not vested prior to the date of such change in control shall either
(x)vest or (y) remain accrued but not vested and (C) regardless of the election of the Employed Person pursuant to the immediately preceding clause, the stock appreciation rights and stock options granted pursuant to the agreements shall continue to accrue after the date of the change in control. A change in control means a change in control of the Company which shall be deemed to have occurred if (i) there is an event required to be reported with respect to the Company under federal securities laws, (ii) any person shall have become the beneficial owner, directly or indirectly, of securities of the Company representing 40% or more of the combined voting power of the Company's then outstanding voting securities, (iii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board of Directors in office immediately prior to such transaction or event constitute less than a majority of the Board of Directors thereafter or (iv) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors.

Strategic Alliance

     In December 1997, the Company entered into a strategic alliance with Veeder-Root, a subsidiary of Danaher, which encompassed both a commercial agreement with Veeder-Root and an $8 million investment by Danaher. Veeder-Root is a manufacturer of environmental monitoring equipment and a provider of supporting services through its Simplicity offering. Under the terms of the commercial agreement, the Company and Veeder-Root will work to integrate their complementary service offerings. Under the terms of the investment agreement, the Company issued (i) a $6.5 million Senior Subordinated Note with a 10% annual interest rate and a 5-year term, (ii) $1.5 million of Redeemable, Convertible Preferred Stock ("Preferred Stock") which is convertible into 3 million shares of the Company's Common Stock and pays a 10% annual dividend with a 7-year term and (iii) 4.5 million warrants to purchase the Company's Common Stock at $0.375 per share with a 5-year term. If Veeder-Root exercises its warrants and converts the Preferred Stock, its ownership would be approximately 25% of the Company on a fully-diluted basis. With the proceeds of this investment and approximately

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


$750,000 of cash, the Company repaid all of its obligations to Banc One Capital Partners, L.P. ("BOCP") and repurchased BOCP's 13 million warrants. Mr. Sigmon is President of Veeder-Root and a director of the Company.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed herewith or incorporated herein by reference:

               (1)  1997 Financial Statements, Table of Contents........................F-1

                    Report of Independent Auditors......................................F-2

                    Consolidated Balance Sheets as of December 31, 1997 and 1996........F-3

                    Consolidated Statements of Operationsfor the years ended
                         December 31, 1997 and 1996.....................................F-4

                    Consolidated  Statements  of  Stockholders'  Deficit for the
                         years ended December 31, 1997 and 1996.........................F-5

                    Consolidated  Statements  of Cash Flows for the years  ended
                         December 31, 1997 and 1996.....................................F-7

                    Notes to Consolidated Financial Statements..........................F-8

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

               (3)  Exhibits:

               No.       Exhibit
               ------    -------------------------------------------------------

                3.01 Amended and Restated Certificate of Incorporation of the Registrant, as amended May 22, 1996. (Incorporated by reference from Exhibit 3.01 of Form 10-KSB/A for the fiscal year ended December 31, 1996.)

                3.02 Bylaws of the Registrant, as adopted November 29, 1988 and amended July 10, 1990. (Incorporated by reference from Exhibit 3.06 of Form 10-KSB for the fiscal year ended December 31, 1991.)

               10.01 Stock Purchase Agreement, dated as of December 11, 1993, among the Registrant, Jim R. Clare and Donald Valverde. (Incorporated by reference from Exhibit 10.76 of Form 10- KSB for the fiscal year ended December 31, 1993.)

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


               No.       Exhibit
               ------    -------------------------------------------------------

               10.05 Third Amendment to Tanknology-NDE International, Inc.'s Secured Notes, Dated as of March 31, 1995, between the Registrant and Proactive Partners; Spears, Benzak, Salomon, & Farrell; Dan Purjes; Peter Sheib; Lawrence Rice; and Joan Taylor. (Incorporated by reference from Exhibit 10.88 of Form 10-KSB for the fiscal year ended December 31, 1994.)

               10.06 Second Amendment to Tanknology-NDE International, Inc.'s Subordinated Note, dated as of March 31, 1995, between the Registrant and Spears, Benzak, Salomon, and Farrell. (Incorporated by reference from Exhibit 10.89 of Form 10-KSB for the fiscal year ended December 31, 1994.)

               10.07 First Amendment to Tanknology-NDE International, Inc.'s Subordinated Secured Promissory Note, dated as of February 28, 1995, between the Registrant and Gilbarco, Inc. (Incorporated by reference from Exhibit
                         10.90 of Form 10-KSB for the fiscal year ended December 31, 1994.)

               10.08 Promissory Note, dated as of January 17, 1995, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit 10.94 of Form 10-KSB for the fiscal year ended December 31, 1994.)

               10.09 First Amendment of the Promissory Note dated January 17, 1995, dated April 30, 1995, between the registrant and Proactive Partners, L. P. (Incorporated by reference from Exhibit 10.96 of Form 10-QSB for the quarterly period ended March 31, 1995.)

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

               10.13 Notice of Conversion regarding Series CCC Preferred Stock between the Registrant and Proactive Partners, L.P.; Lagunitas Partners, L.P.; and A. Daniel Sharplin, dated as of April 17, 1995. (Incorporated by reference from Exhibit 10.100 of Form 10-QSB for the quarterly period ended June 30, 1995.)

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

               10.17 Second Amendment to Tanknology-NDE International, Inc.'s Secured Promissory Note, dated as of March 22, 1996, between Registrant and Gilbarco, Inc. (Incorporated by reference from Exhibit 10.105 of Form 10-KSB for the fiscal year ended December 31, 1995.)

               10.18 Settlement Agreement, dated as of November 30, 1995, between the Registrant and Protank, Inc. (Incorporated by reference from Exhibit 10.106 of Form 10-KSB for the fiscal year ended December 31, 1995.)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


               No.       Exhibit
               ------    -------------------------------------------------------

               10.19 1996 Funding Agreement, dated as of, March 27, 1996, between the Registrant, Proactive Partners, L.P. and Lagunitas Partners, L. P. (Incorporated by reference from Exhibit 10.107 of Form 10-KSB for the fiscal year ended December 31, 1995.)

               10.20 1996 Additional Funding Agreement, dated as of March 15, 1996, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit
                         10.108 of Form 10- QSB for the quarterly period ended June 30, 1996.)

               10.21 1996 Second Additional Funding Agreement, dated as of June 13, 1996, between the Registrant and Proactive Partners, L.P. (Incorporated by reference from Exhibit
                         10.109 of Form 10-QSB for the quarterly period ended June 30, 1996.)

               10.22 Revised Agreement to Tanknology-NDE International, Inc's Secured Promissory Note between the Registrant and Gilbarco, Inc., dated as of September 15, 1996. (Incorporated by reference from Exhibit 10.1 of Form 10-QSB for the quarterly period ended September 30, 1996.)

               10.23 Stock Purchase Agreement between Tanknology-NDE International, Inc and Tanknology Environmental, Inc., dated as of October 7, 1996. (Incorporated by reference from Exhibit 2.1 of Form 8-K dated October 25, 1996.)

               10.24 First Amendment to Stock Purchase Agreement between NDE Environmental Corporation and Tanknology Environmental, Inc., dated as of October 25, 1996. (Incorporated by reference from Exhibit 2.2 of Form 8-K dated October 25, 1996.)

               10.45 Note, Preferrred Stock and Warrant Purchase Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc., ProEco, Inc.,
                         Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp.

               10.46 Senior Subordinated Note, dated December 23, 1997, provided for in the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45) by and between Tanknology-NDE International, Inc. and DH Holdings Corp..

               10.47 Distribution, Services and Marketing Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International and Veeder-Root Company

               10.48 Certificate of Designation of Preferences and Rights of Series A Redeemable Convertible Preferred Stock of Tanknology-NDE International, Inc., meeting held December 22, 1997, providing for the issuance of a series of Perferred Stock designated as the Series A Redeemable Convertible Preferred Stock

               10.49 Preemptive Rights Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45)

               10.50 Registration Rights Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45)

               10.51 Co-Sale Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc., Proactive Partners, L.P., Lagunitas Partners, L.P., Jay Allen Chaffee, A. Daniel Sharplin and DH Holdings Corp. entered into pursuant to the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


               No.       Exhibit
               ------    -------------------------------------------------------

               10.52     Tanknology-NDE  International,  Inc. Security Agreement
                         - Personal Property, Signed as of December 23, 1997, by and between Tanknology-NDE International, Inc., ProEco, Inc., Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH
                         Holdings Corp. entered into pursuant to the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45)

               10.53     Tanknology-NDE  International,  Inc. Security Agreement
                         - Pledge of Subsidiary Stock, Signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferrred Stock and Warrant Purchase Agreement (Exhibit 10.45)

               10.54 Amendment No. 1 to the Note, Perferred Stock and Warrant Purchase Agreement (Exhibit 10.45) by and between Tanknology-NDE International, Inc.,ProEco, Inc., Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp.

               10.55 Amendment No.3 to Loan Agreement (Exhibit 10.25) by and between Tanknology-NDE International, Inc. Tanknology-NDE Corporation, Tanknology-NDE Construction Services, inc., ProEco, Inc., and 2368692 Canada, Inc. and Bank One, Texas, N.A.

               10.56 Amended and Restated Standby Commitment, dated December 23, 1997, by and among Proactive Partners, L.P., Tanknology-NDE International, Inc., and Bank One, Texas, N.A.

               10.57 Termination Agreement, dated as of December 10, 1997, by and between Tanknology-NDE International, Inc., Tanknology/NDE Corporation, ProEco, Inc. and 2368692 Canada Inc. and Banc One Capital Partners, LLC

               10.58 Employment Agreement, effective as of July 1, 1997, by and between Tanknology-NDE International, Inc. and A. Daniel Sharplin

               10.59     Executive  Consulting  Agreement,   effective  July  1,
                         1997, by and between Tanknology-NDE International, Inc. and Bunker Hill Associates, Inc.

               10.60 Amendment No. 1 to the Employment Agreement (Exhibit 10.60) effective July 2, 1997, by and between Tanknology-NDE International, Inc. and A. Daniel Sharplin

               10.61 Amendment No. 1 to the Executive Consulting Agreement (Exhibit 10.61) effective July 2, 1997, by and between Tanknology-NDE International, Inc. and Bunker Hill Associates, Inc.

               10.62 Amendment to Stock Purchase Agreement dated May 22, 1997 (Incorporated by reference from Exhibit 2.1 of Form 8-K dated October 25, 1996) dated as of October 30, 1997, by and between Watson General Corporation, and Tanknology-NDE International, Inc.

               10.63 Asset Purchase Agreement dated February 19, 1997 among Precision Tank Testing Limited, Tanknology Canada
                         (1988) Inc., NDE Environmental Corporation, Tanknology/NDE Corporation.

               21.01     Subsidiaries of the Registrant

               27.01     Selected Financial Data


          (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1997.

                              Filed                    Dated
                      ----------------------    --------------------
                               N/A                      N/A

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


                                                                   Exhibit 21.01

SUBSIDIARIES OF REGISTRANT

     Tanknology/NDE   Corporation,  a  Delaware  corporation,   incorporated  on
December 27, 1991, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name Tanknology/NDE Corporation.

     NDE Environmental Canada Corporation was incorporated on May 21, 1993 under the Business Corporations Act of Alberta, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name NDE Environmental Canada Corporation.

     ProEco, Inc., a Delaware corporation, incorporated as Tank Testing International, Inc. on March 19, 1990, changed its name to ProEco, Inc. on July 26, 1991, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name ProEco, Inc.

     EcoAm, Inc., a Florida corporation, incorporated on July 15, 1991, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name EcoAm, Inc.

     ProEco,  Ltd., a United Kingdom  corporation,  incorporated  in October 16,
1992,  as  EcoAm,   Ltd.,  is  a  wholly  owned  subsidiary  of   Tanknology-NDE
International, Inc. and does business under the name ProEco, Ltd.

     2368692 Canada Inc., incorporated in Ontario, Canada is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name Tanknology Canada (1988) Inc.

     Tanknology-NDE Construction Services, Inc., a Delaware corporation, incorporated on December 5, 1997, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name Tanknology-NDE Construction Services, Inc.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-KSB


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report filed on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Tanknology-NDE International, Inc



Date:    March 31, 1998       By:       /s/ A. DANIEL SHARPLIN
     ----------------------      -------------------------------------------
                                 A. Daniel Sharplin
                                 President, Chief Executive Officer and Director
                                 (PRINCIPAL EXECUTIVE OFFICER)


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                /s/ JAY ALLEN CHAFFEE                  Dated:  March 31   , 1998
            --------------------------------------           -------------------
            Jay Allen Chaffee
            Chairman of the Board of Directors

                /s/ DAVID G. OSOWSKI                   Dated:  March 31   , 1998
            --------------------------------------           -------------------
            David G. Osowski
            Vice President and
            Chief Financial Officer
            (PRINCIPAL FINANCIAL and ACCOUNTING OFFICER)

                /s/ CHARLES C. McGETTIGAN              Dated:  March 31   , 1998
            --------------------------------------           -------------------
            Charles C. McGettigan
            Director

                /s/ MICHAEL S. TAYLOR                  Dated:  March 31   , 1998
            --------------------------------------           -------------------
            Michael S. Taylor
            Director

                /s/ MYRON A. WICK, III                 Dated:  March 31   , 1998
            --------------------------------------           -------------------
            Myron A. Wick, III
            Director

                /s/ STEVEN H. SIGMON                   Dated:  March 31   , 1998
            --------------------------------------           -------------------
            Steven H. Sigmon
            Director


                                     - 35 -
================================================================================

                        Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996




                                    Contents


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Deficit............................F-5

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-8

                         Report of Independent Auditors



Stockholders and Board of Directors
Tanknology-NDE International, Inc.


     We have audited the accompanying consolidated balance sheets of Tanknology-NDE International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanknology-NDE International, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                       /s/ ERNST & YOUNG LLP

Austin, Texas
March 13, 1998

               Tanknology-NDE International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                      December 31
                                                                                  1997           1996
                                                                             ------------    ------------
Assets
Current assets:
         Cash ............................................................   $    193,627    $  2,412,233
         Trade accounts receivable, less allowance for doubtful
               accounts of $1,066,331 in 1997 and $837,480 in 1996 .......      9,856,826       5,735,550
         Inventories .....................................................        482,107         367,362
         Prepaid expenses and other current assets .......................      1,149,950       1,659,820
                                                                             ------------    ------------
                                                                               11,682,510      10,174,965

Restricted cash (Note 2) .................................................      3,000,000            --

Equipment and improvements, net (Note 3) .................................      4,812,500       5,736,391

Goodwill, net of accumulated amortization of $55,122 in 1996 (Note 2) ....           --         4,922,617

Patents, licenses and other intangible assets, net of accumulated
         amortization of $1,169,104 in 1997 and $773,140 in 1996 .........      1,604,194       3,293,239

Deferred financing costs, net ............................................        649,614         922,424

                                                                             ------------    ------------
Total assets .............................................................   $ 21,748,818    $ 25,049,636
                                                                             ============    ============

Liabilities,  redeemable  convertible  preferred stock and stockholders' deficit
Current liabilities:
         Accounts payable ................................................   $  2,675,345    $  1,673,470
         Accrued liabilities .............................................      2,249,208       4,885,260
         Accrued payroll and payroll taxes ...............................      1,959,273       1,469,786
         Current portion of long-term debt (Note 4) ......................      4,055,072       1,963,564
                                                                             ------------    ------------
                                                                               10,938,898       9,992,080

Long-term debt, less current portion  (Note 4) ...........................     10,589,252      14,192,011

Deferred license revenue .................................................        525,000            --

Warrants with put option (Note 4) ........................................           --         1,600,000

Redeemable Convertible Preferred Stock, at redemption value (Note 5) .....      1,500,000            --

Stockholders' deficit:
               Series  AAA  Convertible   Preferred  Stock,  $.0001  par  value;
                    authorized 400 shares; issued and outstanding 1 share;
                      stated at liquidation value of $5,000 per share ....          5,000           5,000
               Common Stock, $.0001 par value; authorized 50,000,000
                     shares; issued and outstanding 15,978,610 ...........          1,598           1,598
               Warrants (Note 6) .........................................        291,000            --
               Additional paid-in capital ................................     27,578,446      27,578,446
               Accumulated deficit .......................................    (29,659,297)    (28,302,374)
               Cumulative foreign currency translation adjustment ........        (21,079)        (17,125)
                                                                             ------------    ------------
                                                                               (1,804,332)       (734,455)
                                                                             ------------    ------------
Total liabilities, redeemable convertible preferred stock  and
stockholders' deficit ....................................................   $ 21,748,818    $ 25,049,636
                                                                             ============    ============

See accompanying notes.

               Tanknology-NDE International, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                     Year ended December 31,
                                                     1997             1996
                                                 ------------    ------------
Revenues .....................................   $ 38,683,146    $ 15,939,126

Cost of services .............................     29,246,121      11,085,062
                                                 ------------    ------------

                Gross margin .................      9,437,025       4,854,064

Selling, general and administrative ..........      7,853,002       6,581,337

Impairment of long-lived assets (Note 3) .....           --           833,321
                                                 ------------    ------------

Operating income (loss) ......................      1,584,023      (2,560,594)

Other income (expense):
         Interest expense ....................     (3,205,475)     (1,062,409)
              Interest income ................         97,800            --
         Other income (expense), net .........        (11,420)        214,641
                                                 ------------    ------------

Net loss before provision for income taxes and
         extraordinary gain ..................     (1,535,072)     (3,408,362)

Provision for income taxes (Note 9) ..........        (39,060)        (43,785)

Extraordinary gain (Note 4) ..................        220,497       1,813,149
                                                 ------------    ------------

Net loss .....................................   $ (1,353,635)   $ (1,638,998)
Less:
               Preferred stock dividends .....          3,288            --
                                                 ------------    ------------

Net loss available to common .................   $ (1,356,923)   $ (1,638,998)
                                                 ============    ============

Basic and diluted loss per share:
         Before extraordinary gain ...........   $      (0.10)   $      (0.45)
         Extraordinary gain ..................           0.01            0.24
                                                 ------------    ------------
Basic and diluted loss per share .............   $      (0.09)   $      (0.21)
                                                 ============    ============


See accompanying notes.

               Tanknology-NDE International, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Deficit


                         Series AAA
                   Convertible Preferred
                           Stock                       Common Stock                    Warrants
                    ------------------ ------------------------------------------ ------------------
                       Shares             Shares            Shares                 Shares
                    Outstanding Amount Outstanding Amount Subscribed     Amount   Issuable   Amount
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Balance at
December 31, 1995        1      $5,000   2,274,420 $  227  5,482,254  $1,303,410      -         -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Issuance of Common
Stock to settle
licensing dispute        -          -       20,000      2      -            -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Issuance of Common
Stock Subscribed         -          -    5,482,254    548 (5,482,254) (1,303,410)
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Exchange of Secured
Promissory Notes
for Common Stock         -          -    8,000,000    800      -            -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Company contribution
to 401(k) Plan           -          -      201,936     21      -            -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Cumulative foreign
currency translation     -          -         -      -         -            -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Net loss                 -          -         -      -         -            -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Balance at
December 31, 1996        1      $5,000  15,978,610 $1,598      0            0      0         0
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------

TABLE CONTINUED ...

                                                       Cumulative
                                                         Foreign
                                                         Currency
                               Paid-in    Accumulated  Translation Stockholders
                               Capital      Deficit     Adustment    Deficit
-------------------          ----------- ------------- ---------- -------------
Balance at
December 31, 1995            $25,134,457  $(26,663,376) $ (18,740)    (239,022)
-------------------          ----------- ------------- ---------- -------------
Issuance of Common
Stock to settle
licensing dispute                 3,748          -          -            3,750
-------------------          ----------- ------------- ---------- -------------
Issuance of Common
Stock Subscribed              1,302,862          -          -             0
-------------------          ----------- ------------- ---------- -------------
Exchange of Secured
Promissory Notes
for Common Stock              1,035,082          -          -        1,035,882
-------------------          ----------- ------------- ---------- -------------
Company contributio
to 401(k) Plan                  102,297          -          -          102,318
-------------------          ----------- ------------- ---------- -------------
Cumulative foreign
currency translatio                -             -         1,615         1,615
-------------------          ----------- ------------- ---------- -------------
Net loss                           -       (1,638,998)      -       (1,638,998)
-------------------          ----------- ------------- ---------- -------------
Balance at
December 31, 1996            $27,578,446 $(28,302,374) $ (17,125) $   (734,455)
-------------------          ----------- ------------- ---------- -------------

               Tanknology-NDE International, Inc. and Subsidiaries


                        Series AAA
                  Convertible Preferred
                          Stock                       Common Stock                      Warrants
                    ------------------ ------------------------------------------ ------------------

                       Shares            Shares             Shares                 Shares
                    Outstanding Amount Outstanding Amount Subscribed    Amount    Issuable   Amount
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Balance at
December 31, 1996        1      $5,000  15,978,610 $1,598      -      $    -           -       -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Issuance of Warrants                                                              4,850,000 $291,000
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Dividend on
 Redeemable Preferred
 Stock
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Foreign currency
translation
adjustments
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Net loss                 -               -              -      -           -        -           -
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------
Balance at
December 31, 1997        1      $5,000  15,978,610 $1,598      -           -      4,850,000 $291,000
------------------- ----------- ------ ----------- ------ ----------- ----------- --------- --------

TABLE CONTINUED...

                                                       Cumulative
                                                       Foreign
                              Additional               Currency       Total
                               Paid-in   Accumulated   Translation Stockholders'
                               Capital   Deficit       Adjustment    Deficit
-------------------          ----------- ------------- ---------- -------------
Balance at
December 31, 1996            $27,578,446 $(28,302,374) $ (17,125) $   (734,455)
-------------------          ----------- ------------- ---------- -------------
Issuance of Warrant                                                    291,000
-------------------          ----------- ------------- ---------- -------------
Dividend on
Redeemable Preferr
Stock                                          (3,288)                  (3,288)
-------------------          ----------- ------------- ---------- -------------
Foreign currency
translation
adjustments                                               (3,954)       (3,954)
-------------------          ----------- ------------- ---------- -------------
Net loss                          -        (1,353,635)       -      (1,353,635)
-------------------          ----------- ------------- ---------- -------------
Balance at
December 31, 1997            $27,578,446 $(29,659,297) $ (21,079) $ (1,804,332)
-------------------          ----------- ------------- ---------- -------------

               Tanknology-NDE International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                     Year ended December 31,
                                                                                      1997            1996
                                                                                  -----------     -----------
Cash flows from operating activities:
     Net loss ................................................................   $(1,353,635)   $ (1,638,998)
         Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                  Extraordinary gain .........................................      (220,497)     (1,813,149)
                  Write down of assets .......................................        16,396         833,321
                  Depreciation ...............................................     3,376,237       1,740,254
                  Amortization ...............................................       534,878         289,611
                  Amortization of discounts and financing costs ..............     1,366,713         309,954
                  Deferred license revenue earned ............................       (91,667)           --
                  Gain on sale of equipment ..................................       (22,758)       (214,641)
                  Other ......................................................        (3,954)           --
Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable ....................    (4,121,276)      1,192,044
         Increase in inventories .............................................      (114,745)        (45,689)
         Decrease in prepaid expenses and other current assets ...............      (140,130)       (480,452)
         Increase in accounts payable ........................................     1,001,875         147,526
         Decrease in accrued liabilities .....................................    (2,942,089)       (285,175)
         Increase in accrued payroll and payroll taxes .......................       489,487         833,417
                                                                                  -----------     -----------
                  Net cash provided by (used in) operating activities ........    (2,225,165)        868,023

Cash flows from investing activities:
         Proceeds from the sale of USTMAN ....................................     5,900,000            --
         Restricted cash received in the sale of USTMAN ......................    (3,000,000)           --
         Proceeds from the sale of licenses ..................................     1,947,500            --
         Business acquisitions, net of cash acquired of $700,000 .............          --       (11,299,757)
         Capital expenditures ................................................    (2,841,530)     (1,120,752)
         Proceeds from sale of equipment .....................................        80,258         234,450
         Other ...............................................................        (4,095)         10,737
                                                                                  -----------     -----------
                  Net cash provided by (used in) investing activities ........     2,082,133     (12,175,322)

Net cash from financing activities:
         Proceeds from issuance of long-term debt and warrants with put option          --        16,529,903
         Proceeds from issuance of long-term debt and warrants ...............     6,500,000            --
         Proceeds from issuance of redeemable convertible preferred stock ....     1,500,000            --
         Deferred financing costs ............................................      (299,363)       (959,413)
         Payments on long-term debt ..........................................    (6,966,968)     (3,177,993)
         Proceeds from issuance of debt (Note 4) .............................     5,690,757       1,000,000
         Repayment of long-term debt and warrants with put option ............    (8,500,000)           --
                                                                                  -----------     -----------
                  Net cash provided by (used in) financing activities ........    (2,075,574)     13,392,497

                  Net increase (decrease) in cash ............................    (2,218,606)      2,085,198
         Cash at beginning of year ...........................................     2,412,233         327,035
                                                                                  ===========     ===========
         Cash at end of year .................................................   $   193,627    $  2,412,233
                                                                                  ===========     ===========
         Supplemental disclosure of cash flow information:  Cash paid during the year for:
                           Interest ..........................................   $ 1,840,031    $    487,334
                                                                                  ===========     ===========
                           Income taxes ......................................   $      -       $       -
                                                                                  ===========     ===========
                  Capital lease financing ....................................   $   170,704    $     60,153
                                                                                  ===========     ===========

See accompanying notes.

               Tanknology-NDE International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 1997


1. Summary of Significant Accounting Policies

Description and History of Business
     Tanknology-NDE International, Inc. and subsidiaries (the Company) provides regulatory compliance and related services, primarily tightness testing for underground storage tanks (USTs) and associated pipelines, which the Company considers to encompass only one business segment. Operations are conducted in the United States, Puerto Rico, and the District of Columbia. Although work is occasionally performed outside of the U.S., the Company generally operates through foreign licensees. The Company has grown significantly through acquisitions, financed primarily by debt.

Basis of Presentation
     The consolidated financial statements include the accounts and operations of Tanknology-NDE International, Inc. and its wholly-owned subsidiaries:
Tanknology/NDE  Corporation,  2368692  Canada,  Inc., NDE  Environmental  Canada
Corporation, ProEco, Inc., ProEco, Ltd., and EcoAm, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for years prior to December 31, 1997 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less.

Revenue Recognition
     Tank testing, line testing and consulting service revenues are recognized when services are performed. Revenues for construction contracts, generally on short term projects, are recognized as the work is performed. Equipment sales are recognized upon delivery to the customer.

Concentrations of Credit Risk
     The Company's customers are principally the retail fuel operations of major oil companies, independently owned gasoline retailers, convenience store operators, large vehicle fleet owners and governmental entities. Accounts receivable potentially expose the Company to concentrations of credit risk. Generally, accounts receivable are due within 30 days and are not collateralized. Credit losses historically have not been significant. One customer accounts for approximately 21% of the Company's revenues. A payment default by this customer could have a material impact on the Company's results of operations.

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

     The estimated useful lives used in computing depreciation and amortization are as follows:


          Tank testing equipment                      8 years
          Furniture and fixtures                      5 years
          Vehicles                                3 - 5 years
          Software                               3 - 15 years
          Other equipment                         3 - 6 years

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

Income Taxes
     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between balances recognized for financial reporting purposes and income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management establishes a valuation allowance for deferred tax assets, primarily net operating losses, that may not be realizable.

Basic and Diluted Loss Per Share Data
     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the years ended December 31, 1997 and 1996, the effects of dilutive potential common shares are not considered in calculating loss per common share because their effects would be anti-dilutive to the net loss reported for these years. All earnings per share for all periods have been presented to conform to Statement 128 requirements.

     Basic loss per share has been computed by dividing net loss (numerator) by weighted average common shares outstanding (denominator) for all periods presented. The numerator (net loss) for the year ended December 31, 1997 is increased by preferred stock dividends of $3,288. There are no reconciling items to net loss for the year ended December 31, 1996. Weighted average common shares outstanding at December 31, 1997 and 1996 are 15,978,610 and 7,725,372,
respectively.

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

Recently Issued Accounting Pronouncements
     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements for periods ending after December 15, 1997, and will not materially change the disclosures currently included in the Company's financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will have no impact on the Company's results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will have no impact on the Company's results of operations.

2. Business Acquisitions

Tanknology UST Group (the "Acquisition")
     On October 25, 1996, the Company acquired all of the common stock of the Tanknology UST Group of Tanknology Environmental, Inc. ("TEI"). The Tanknology UST Group consisted of three subsidiaries of TEI: Tanknology Corporation International ("TCI"), 2368692 Canada, Inc. (formerly named Tanknology Canada
(1988) Inc.) ("Canada"), and USTMAN Industries, Inc. ("USTMAN"). The Acquisition was accounted for as a purchase and thus results of operations of the UST Group from the date of the acquisition are included in the Company's statement of operations. The purchase price is subject to final closing adjustments, which are expected to occur in 1998.

     In addition to the purchase price paid to TEI, the Company incurred approximately $714,000 in fees and costs related to consummating and effecting the Acquisition. The Company also accrued approximately $857,000 for costs related to the planned relocation of and reduction in the former UST Group's Field Services management and administrative groups. Included in this accrual are costs for severance, employment contract obligations, personnel and facility relocation costs, excess lease costs and other acquisition-related costs. The Company also recorded approximately $758,000 for certain additional liabilities relating to potential purchase price adjustments and liabilities recognized in connection with the acquisition.

The purchase price was recorded as follows:


          Working capital, other than cash                $      3,255,000
          Property and equipment                                 2,950,000
          Intangibles, other than goodwill                       2,428,000
          Other assets                                              18,000
          Goodwill                                               4,978,000
          Accrued fees and acquisition  liabilities             (2,329,000)
                                                          ----------------
                   Purchase price, net of cash acquired   $     11,300,000
                                                          ================


Sale of Acquired Canadian Operations
     On February 20, 1997 the Company sold certain patents, software and trademark rights as well as fixed assets associated with the operation of Canada, Inc. for $1.2 million. The Company also canceled certain existing license agreements and entered into new agreements, which will generate a future revenue stream. The net proceeds from this sale approximated the basis of the assets sold and had no material impact to the Company's results of operations in 1997.

     The Company recognized revenues and expenses related to Canadian operations of approximately $111,000 and $84,000 in 1997 and $280,000 and $232,000 in 1996,
respectively.

               Tanknology-NDE International, Inc. and Subsidiaries

Sale of USTMAN Industries, Inc.
     On May 22, 1997, the Company sold the stock of USTMAN, which was acquired as part of the Acquisition. The terms of the sale called for a cash payment at closing of $5,250,000, a $500,000, 8.5% note due on June 1, 1998, the assumption of certain liabilities of the Company and an additional payment based upon certain calculations of USTMAN's working capital as of the closing date. In December 1997, as part of a settlement of the working capital adjustment the Company received early repayment of the $500,000 note and a payment of $150,000 for one half of the working capital adjustment. The final adjustment of $150,000 was received in early 1998. The net proceeds of the sale approximated the carrying value of the assets sold. Accordingly, the sale had no material impact on the Company's results of operations for 1997.

     The Company recognized revenues and expenses related to the USTMAN operations of approximately $692,000 and $622,000 in 1997 and $1,184,000 and $1,552,000 in 1996, respectively.

     As a condition of approval of the USTMAN sale transaction by the Company's senior bank, $3,000,000 of the cash proceeds have been placed in a restricted account with the Company's senior bank and will be held as collateral against outstanding Company loans. The remaining $2,250,000 cash proceeds from the sale were used to pay down amounts due under the revolving credit line.

3. Equipment and Improvements

Equipment and improvements consist of the following:

                                                        At December 31,
                                                     1997             1996
                                                 ------------    ------------
Equipment ....................................   $ 13,805,523    $ 12,474,380
Furniture and fixtures .......................        154,046         334,261
Vehicles .....................................      1,677,664         277,812
Equipment replacement parts ..................        161,500         161,500
Leasehold improvements .......................         66,353          99,672
                                                   15,865,086      13,347,625
Less accumulated depreciation and amortization    (11,052,586)     (7,611,234)
                                                 $  4,812,500    $  5,736,391
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

               Tanknology-NDE International, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt and financing agreements consist of the following:


                                                        At December 31,
                                                    1997               1996
                                                ------------       ------------
Revolving line of credit
                                                $  1,792,667       $  2,000,000
Term loan ................................         4,800,000          6,000,000
                                                ------------       ------------
         Senior secured bank debt ........         6,592,667          8,000,000

Senior subordinated note .................         6,500,000          8,000,000
Less: Discount ...........................          (270,000)        (1,532,359)
                                                ------------       ------------
         Senior subordinated note ........         6,230,000          6,467,641

Other collateralized notes ...............           835,286            902,312
Other non-collateralized notes ...........           986,371            785,622
                                                ------------       ------------
         Other long-term debt ............         1,821,657          1,687,934
                                                ------------       ------------

         Total long-term debt ............        14,644,324         16,155,575
Less: Current portion ....................        (4,055,072)        (1,963,564)
                                                ------------       ------------
                                                $ 10,589,252       $ 14,192,011
                                                ============       ============

1996 Acquisition Financing
     In October 1996, in connection with the Acquisition, the Company obtained a total of $19 million of financing (the "Financing") under two separate loan agreements. The Financing consisted of senior secured bank debt consisting of a three-year $5 million revolving line of credit and a five-year, $6 million term loan and an $8 million subordinated note which was refinanced in December 1997 as described below under "1997 Refinancing".

     In 1996,as part of the acquisition financing, the Company obtained a $8 million senior subordinated note with a 5 year term, maturing December 31, 2001 with interest at 13%. The debt holder received warrants to purchase 13,022,920 shares of the Company's common stock at an initial an exercise price of $0.325 per share which could be exercised at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. These warrants were also subject to a put option (the "Put") whereby, under certain circumstances, the holder could require the Company to repurchase the warrants (including any common shares owned as a result of a previous warrant exercise). The appraised market value of the put warrants at issuance was determined to be $1.6 million and was recorded as a discount to, and separately from, the Subordinated Note.In 1997, the Company recorded interest expense of $734,250 in its results of operations to accrete the value of the warrants to their estimated value.

     Related to the Financing Agreements, a major stockholder of the Company provided a $1 million standby commitment in the event of a payment default by the Company, and, together with an affiliated debt holder, converted $1,035,882 of existing debt (principal and accrued interest) into 8,000,000 shares of common stock.

     The $8 million senior subordinated note and warrants for 13,022,920 shares were retired in 1997 - see 1997 Refinancing below.

1997 Refinancing
     In December 1997, the Company retired the then-existing Senior Subordinated Note and the Warrants with Put Option for an aggregate of $8.5 million, plus accrued interest on the Senior Subordinated Note through the closing date. As part of this termination agreement, the Company also entered into a Post Closing Agreement (the "PCA") with the lender. The PCA calls for an additional contingent payment to the lender upon the occurrence of certain "Triggering Events" as defined in the PCA, which include, among other events, the dissolution or liquidation of the Company or the

               Tanknology-NDE International, Inc. and Subsidiaries

merger of the Company into another entity wherein i) the Company is not the surviving entity or ii) the current stockholders of the Company hold less than 50% of the combined voting power of the surviving entity. Upon the occurrence of a Triggering Event, the Company has agreed to pay to the lender 20% of the amount by which the Market Determined Value (as defined in the PCA) at or as a result of the closing of a Triggering Event exceeds the Target Amount. The Target Amount increases from $10 million as of the date of the 1997 Refinancing through March 31, 1998 to $12.5 million for the period April 1, 1998 to June 30, 1998, to $15 million for the period July 1, 1998 to September 30, 1998 to $17.5 million for the period October 1, 1998 to December 31, 1998 and to $20 million for the period January 1, 1999 to March 31, 1999. The PCA expires after March 31, 1999. Such payment to the lender is required on the same date and in the same form as payments to shareholders of the Company. As of December 31, 1997, there has been no occurrence of a Triggering Event, and the Company is not aware of any potential Triggering Events.

     The funds for this transaction were provided by the issuance of $1.5 million of Redeemable Convertible Preferred Stock (Note 5), the issuance of a $6.5 million Senior Subordinated Note and $500,000 of the Company's cash. Additionally, the Company's Senior Secured Bank Debt was modified to allow for these transactions and to amend certain other terms and conditions of the agreement.

1997 Senior Subordinated Note
     In 1997, the Company obtained a $6.5 million senior subordinated note with interest at 10% and maturing December 31, 2002. Required principal payments of $541,667 per quarter begin March 31, 2000 and interest is payable quarterly in arrears beginning March 31, 1998.This note, along with the Senior Secured Bank Debt, is collateralized by substantially all of the assets of the Company. In consideration for the note, the holder also received a warrant to purchase 4,500,000 shares of the Company's common stock at an initial exercise price of $0.375 per share (subject to adjustment pursuant to anti-dilution provisions) and is exercisable in a single exercise at any time. The warrant expires on December 31, 2002. The appraised fair market value of the warrants at issuance was determined to be $270,000 and was recorded as a discount to, and separately from the note. The discount is being amortized over the life of the note using the effective interest method. At December 31, 1997, the note had a carrying value, net of unamortized discount, of $6,230,000. Under the terms of the Note agreement, the Company is subject to certain restrictions and covenants.

Senior Secured Bank Debt
     The Senior Secured Bank Debt at December 31, 1997, consists of a three-year revolving credit line of up to $5 million, and a 5-year term note, maturing December 31, 2001. The funds available under the revolving line of credit are based on a formula as applied to the eligible accounts receivable of the Company. In May 1997, as a condition to release the assets of USTMAN from its collateral (see Note 2), the bank obtained as additional collateral a $3 million restricted certificate of deposit. Outstanding balances under the credit line bear interest at a rate of prime plus 0.75% (9.25% and 9.0% at December 31, 1997 and 1996, respectively). The commitment fee related to the unused portion of the $5 million line is 0.5%. The term loan bears interest at of prime plus 1.5% (10.0% and 9.75% at December 31, 1997 and 1996, respectively) with monthly principal payments of $100,000.

     At December 31, 1997, the Company had $1,792,667 of borrowings outstanding under the revolving credit line and also had $185,000 in letters of credit outstanding. Additionally, at December 31, 1997, there was approximately $3,000,000 available for borrowing under the revolving credit facility.

     Substantially all of the Company's assets were pledged as security for the agreements. The Financing Agreements also impose restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, make additional business acquisitions, repurchase shares of common stock, make capital expenditures and make certain management changes. At December 31, 1997, the Company was in compliance with the financial debt covenants related to the Financing Agreements as amended in December 1997.

               Tanknology-NDE International, Inc. and Subsidiaries

Gain on Extinguishment of Debt
     In December 1997, the Company recorded an extraordinary gain on the early retirement of the Senior Subordinated Note and associated Warrant with Put Option that were issued in connection with the Acquisition in 1996. The Senior Subordinated Note had a cost basis of $6,884,422 at the time of retirement, net of unamortized discount, and the Warrant with Put Option had a carrying value of $2,334,250. These instruments were retired for an aggregate cost of $8,500,000, plus $144,415 in related expenses. In connection with the transaction, the Company wrote off deferred financing costs associated with the original issue of the Senior Subordinated Note of $353,760. The net gain on this transaction was $220,497.

     In September 1996, the Company prepaid a $2,450,000 note relating to a previous 1994 acquisition. The debt had a carrying value including accrued interest at the settlement date of $2,113,149. The prepayment of $300,000 resulted in an extraordinary gain of $1,813,149.

Other Collateralized Notes
     Other collateralized notes include financing arrangements collateralized solely by certain purchased assets, or by the Company's common stock, and includes a 7.6% insurance note with a balance outstanding at December 31, 1997 of $613,119, payable in monthly installments. Maturities range from 1 to 5 years. Interest rates range from 7.6% to 25.5% per year, with a weighted average interest rate of 8.7%.

Other Non-Collateralized Notes
     Other non-collateralized notes consist of subordinated notes, a note for purchased patent rights and a note to a vendor. Interest on the $645,335 of subordinated notes is payable quarterly from 7.5% to 8%; principal is payable annually in equal amounts over five years. A note for $300,000 relates to patent rights purchased in November 1995 bears interest at a variable rate of approximately 6% and is due October 2000. The vendor note of $41,036 bears no interest. Payments on the vendor note are due monthly in 1998.

     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1997 are as follows:


          1998                           4,055,072
          1999                           1,389,647
          2000                           3,844,577
          2001                           3,458,438
          2002                           2,166,590
                                        14,914,324
          Less: Discount                  (270,000)
                              --------------------
                                        14,644,324
                              ====================

5. Series A Redeemable Convertible Preferred Stock

     In December 1997, as part of the 1997 Refinancing (Note 4), the Company issued 150 shares of it's Series A Redeemable Convertible Preferred Stock ("Series A Preferred") with a liquidation value of $10,000 per share. The Company has recorded the Series A Preferred at its redemption value of $1,500,000. The holders of Series A Preferred are entitled to receive annual dividends of $1,000 per share payable in arrears semi-annually beginning June 30,1998. The shares are redeemable at the option of the Company at any time after June 30, 2001 or the date upon which all principal and interest on the $6.5 million senior subordinated note is paid in full at the redemption price of $10,000 per share. Any shares which are outstanding at December 31, 2004 must be redeemed by the Company. Because these shares are mandatorily redeemable, they are not included in stockholders' equity. These shares are convertible at the option of the holder at any time after December 31, 1997 into shares of the Company's common stock at an initial conversion price of $0.50 per share (subject to anti- dilution and anti-inflation provisions). The Company has 150 shares of Series A Preferred authorized at December 31, 1997.

               Tanknology-NDE International, Inc. and Subsidiaries

     The holders of Series A Preferred will be entitled to 20,000 votes per share of Series A Preferred, subject to anti-dilution provisions, on all matters subject to a vote of stockholders of the Corporation (except as specified in the Series A Preferred Certificate of Designation), such that holders of the Series A Preferred shall have the same voting rights as they would have if the shares of Series A Preferred held by them had been converted into common stock.

6. Stockholders' Equity

Series AAA Convertible Preferred Stock
     The Company's Series AAA Convertible Preferred Stock ("Series AAA Preferred") may be converted into Common Stock at any time at the initial conversion price of $2.50 per share (subject to adjustment pursuant to anti dilution provisions). In May 1995, 256.5 shares of the Series AAA Preferred with a liquidation value of $1,282,500 were converted into an aggregate of 511,000 shares of Common Stock at a conversion price per share of $2.50. One share with a liquidation value of $5,000 was outstanding at December 31, 1997 and 1996.

Series DDD Preferred Stock
     In January 1995, the Company obtained $500,000 from its major shareholders in exchange for a promissory note ("Bridge Note"). The note bore interest at prime plus 4% and became due, after extension, on May 31, 1995. In June 1995, the Company completed a restructuring of the Bridge Note. The shareholders agreed to exchange the Bridge Note of $500,000 plus accrued interest of $25,644, their promissory note for $273,038 plus accrued interest of $4,728, and cash of $500,000 for 261 shares of the Company's Series DDD Preferred Stock ("Series DDD Preferred"). This Series DDD Preferred was never issued. In March 1996, pursuant to the 1995 Recapitalization Agreement Amendment between the Company and the shareholders, 5,482,254 shares of Common Stock were issued in lieu of the Series DDD Preferred. This transaction was recorded in the accompanying financial statements as common stock issued in 1996.

Secured Promissory Notes
     In 1996, the Company entered into a series of Secured Promissory Notes (the "1996 Notes") with its largest stockholders in the aggregate amount of $1,000,000, bearing interest at 8%. Concurrent with the Acquisition, the 1996 Notes, plus $35,882 of accrued interest thereon were converted into 8,000,000 shares of common stock.

Common Stock
     In 1996 the Company increased the authorized number of common shares from 10,000,000 to 50,000,000.

               Tanknology-NDE International, Inc. and Subsidiaries

Warrants
     As  of  December  31,  1997,   the  Company  had  the  following   warrants
outstanding:


 Number of Shares Issuable      Exercise Price         Expiration
---------------------------     --------------      ---------------
                    175,000              $.380         January 1998
                     50,000              $.150         January 1998
                      5,000             $7.500       September 1998
                     73,798              $.150           April 1999
                      3,675              $.750           April 1999
                     34,360             $7.500           April 1999
                     50,000              $.125           April 1999
                     12,000              $.150             May 1999
                     12,000             $7.500             May 1999
                     58,334            $11.400        December 1999
                     31,667            $21.000        December 1999
                     32,219            $25.800        December 1999
                  4,850,000              $.375        December 2002
---------------------------
                  5,388,053
===========================

     In consideration of the bank's consent to enter into the 1997 Refinancing, the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The warrant is exercisable in a single exercise at any time and expires December 31, 2002.

     In 1996, the expiration dates on warrants to purchase 122,220 number of shares of common stock that were originally scheduled to expire in 1996 were extended to 1999.

Stock Options

     The Company has elected to account for its employee stock options under APB
25. As a result, pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.15% and 6.00%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.2; and a weighted-average expected life of the option of 4 years.

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

               Tanknology-NDE International, Inc. and Subsidiaries

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                               1997             1996
                                          -------------    -------------
          Pro forma net loss:
              Before extraordinar.........   $  (1,829,913    $ (3,602,859)
              Extraordinary gain .........         220,497       1,813,149
              Net loss ...................   $ (1,609,416)    $ (1,789,710)
                                             =============    =============
          Pro forma loss per share:
              Before extraordinary gain...   $      (0.11)    $      (0.47)
              Extraordinary gain .........           0.01             0.24
              Net loss ...................   $      (0.10)    $      (0.23)
                                             =============    =============

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect has been fully reflected in only 1997.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                              1997                             1996
                                  ----------------------------     ----------------------------
                                              Weighted Average                 Weighted Average
                                   Options     Exercise Price        Options    Exercise Price
-------------------------------   ----------  ----------------     ----------  ----------------
Outstanding-beginning of year     2,734,556   $        0.18          304,850   $        2.79
Granted                           2,528,040            0.30        2,753,000            0.18
Exercised                              -                -               -                -
Canceled                           (130,667)           0.29         (323,294)           2.58
-------------------------------   ----------  ----------------     ----------  ----------------

Outstanding-end of year           5,131,929   $        0.23        2,734,556   $        0.18
                                  ==========  ================     ==========  ================
Exercisable at end of year        1,709,609   $        0.17          609,667   $        0.13
                                  ==========  ================     ==========  ================

Weighted-average fair value of
options granted during the year   $    0.23                        $    0.14
                                  ==========                       ==========

     Exercise prices for options outstanding as of December 31, 1997 ranged from $0.05 to $0.4375. The weighted-average remaining contractual life of those options is 8.1 years.

               Tanknology-NDE International, Inc. and Subsidiaries

     The following table summarizes outstanding options at December 31, 1997 by price range:


                Outstanding                                 Exercisable
-----------------------------------------------  -------------------------------
                  Weighted     Weighted-Average                    Weighted
 Number of         Average         Remaining       Number of         Average
  Options      Exercise Price  Contractual Life     Options       Exercise Price
-------------  --------------  ----------------  ---------------  --------------
      45,000    $    0.05000            8 years         15,000    $     0.05000
      55,000    $    0.09375          8.8 years         18,333    $     0.09375
   1,493,889    $    0.12500          7.4 years      1,053,889    $     0.12500
     201,000    $    0.15625          8.6 years         67,000    $     0.15625
     492,000    $    0.18750          8.6 years        128,000    $     0.18750
     155,000    $    0.25000          8.9 years         50,000    $     0.25000
   2,000,040    $    0.28125            8 years        285,720    $     0.28125
      65,000    $    0.31250          9.5 years           -               -
     310,000    $    0.40625            9 years         91,667    $     0.40625
     315,000    $    0.43750          9.3 years           -               -
-------------  --------------  ----------------  ---------------  --------------
   5,131,929    $    0.23444          8.1 years      1,709,609    $     0.175
=============  ==============  ================  ===============  ==============

Stock Option Plan
     In 1997, the 1989 Stock Option Plan was amended and renamed the Tanknology-NDE International, Inc. 1989 Long-Term Incentive Plan("Plan"). The purpose of the Plan as so amended and restated is to retain key executives and other selected employees, reward them for making major contributions to the success of the Company and provide them with a proprietary interest in the growth and performance of the Company and its subsidiaries. In general, the Plan as so amended permits the award of stock-based compensation in addition to options, extends the term of the Plan, increases the number of shares of stock with respect to which awards may be made under the Plan and accommodates changes in response to the enactment of section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code"), and the revisions to Rule 16b-3 promulgated by the U.S. Securities and Exchange Commission. The Plan was amended to allow up to 6,000,000 shares to be awarded, an increase from the previously authorized 2,500,000 shares.

     The Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. Awards of different types may be made singly, in combination or in tandem. Stock options may be incentive stock options ("ISOs") that comply with Section 422 of the Code. No participant may be granted awards consisting of stock options or stock appreciation rights exercisable for more than fifty percent of the shares of Common Stock of the Company reserved for issuance under the Plan. Awards issued under the Plan as it was constituted prior to this amendment and restatement are not being canceled or reissued, but shall remain in effect in accordance with their terms.

     The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") . Subject to the terms of the plan, the Committee will have authority (i) to select employees to receive awards, (ii) to determine the timing, form, amount or value and term of awards, and the conditions and limitations, if any, subject to which awards will be made and become payable and
(iii) to interpret the Plan and adopt rules, regulations and guidelines for carryong out the Plan. The Committee may delegate certain of its duties under the Plan to the Chairman of the Board, the President and other senior officers of the Company. The Committee may not, however, delegate to any person the authority to grant awards to, or take other action with respect to, participants who are subject to Section 16 of the Securities Exchange Act of 1934, as amended , or section 162(m) of the Code.

     In 1996, the Committee determined that in connection with the granting of executive options in 1995, it would be in the best interests of the shareholders and the Company to reprice certain management options that had been granted in 1993 to a current market price rather than issue additional new options. The Committee believed that at the existing exercise prices, the options were not providing the proper performance incentive to management. Accordingly, the Committee repriced 50,000 options that had been previously granted to the Chairman of the Board and the Chief Executive Officer

               Tanknology-NDE International, Inc. and Subsidiaries

as well as 20,000 options that had been previously granted to an officer to the then market price of the Common Stock which was $.125. All of the aforementioned options previously had exercise prices of $3.75. All of these options remain fully vested following the repricing.

     In 1996 the Company canceled all options that had been previously issued to outside directors and issued 40,000 new options priced at $0.125 (market value of underlying stock at date of grant) to each of the four current outside directors

     Effective June 1995, the Company adopted the 1995 Incentive Plan for Non-management Employees (the "Non- management Plan"). The Non-management Plan is administered by a Committee appointed by the Board of Directors. The Company has reserved an aggregate of 250,000 shares for issuance pursuant to the Non-management Plan.

Common Shares Reserved for Issuance
     Common shares reserved for issuance under convertible securities, options, warrants and other arrangements are detailed in the following table:

                                                             Common Shares
                                                        Reserved for Issuance
                                                     --------------------------
Warrants ..........................................              5,388,053
Stock Options .....................................              6,250,000
Series A Redeemable Convertible Preferred Stock ...              3,000,000
Series AAA Convertible Preferred Stock ............                  2,000
Shares issuable upon conversion of promissory notes                 24,725
  Common shares reserved for issuance .............             14,664,778
                                                     ==========================


7.  Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash
     The  carrying   amount   reported  in  the   consolidated   balance  sheets
approximates the fair market value.

Long-term Debt
     The carrying amount of the Company's long-term debt approximates their fair value since most of this debt bears interest at variable rates.

Warrants with Put Option
     The warrants with put option which were outstanding at December 31, 1996 were carried at their fair market value as determined by independent appraisal.

8.  Related Party Transactions

     The Company has a service contract with Bunker Hill Associates, Inc. ("Bunker Hill") to retain the services of Mr. Chaffee. Mr. Chaffee is Chairman of the Board of the Company. The contract expiries December 31, 2000 and it may be extended for one or more additional periods and it can be terminated by Bunker Hill on thirty days notice and by the Company at any time. The contract calls for a base retainer of $7,500 per month with additional stock and cash bonus consideration. In 1997 and 1996, Bunker Hill earned or incurred reimbursable expenses totaling $380,785 and $318,775, respectively, associated with both the aforementioned services contract and certain acquisition-related fees.

     In December 1997, the Company entered into a strategic alliance with Veeder-Root, a subsidiary of Danaher, which encompassed both a commercial agreement with Veeder-Root and an $8 million investment by Danaher. Veeder-Root is a manufacturer of environmental monitoring equipment and a provider of supporting services through its Simplicity offering. Under the terms of the commercial agreement, the Company and Veeder-Root will work to integrate their

               Tanknology-NDE International, Inc. and Subsidiaries

complementary service offerings. Under the terms of the investment agreement, the Company issued (i) a $6.5 million Senior Subordinated Note with a 10% annual interest rate and a 5-year term, (ii) $1.5 million of Redeemable, Convertible Preferred Stock ("Preferred Stock") which is convertible into 3 million shares of the Company's Common Stock and pays a 10% annual dividend with a 7-year term and (iii) 4.5 million warrants to purchase the Company's Common Stock at $0.375 per share with a 5-year term. If Veeder-Root exercises its warrants and converts the Preferred Stock, its ownership would be approximately 25% of the Company on a fully-diluted basis. With the proceeds of this investment and approximately $750,000 of cash, the Company repaid all of its obligations to Banc One Capital Partners, L.P. ("BOCP") and repurchased BOCP's 13 million warrants. Mr. Sigmon is President of Veeder-Root and a director of the Company.

     During  1996,   the  Company   also  paid   $335,563  to  its  two  largest
stockholders, primarily for financing fees related to the Acquisition.

9. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                                                       1997           1996
                                                                   -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards ...........................   $   989,000    $ 1,640,000
    Allowance for doubtful accounts ............................       412,000        143,000
    Nondeductible accruals .....................................       698,000        290,000
                                                                   -----------    -----------
    Total deferred tax assets ..................................     2,099,000      2,073,000
    Valuation allowance ........................................    (1,536,000)    (1,379,000)
                                                                   -----------    -----------
    Net deferred tax assets ....................................       563,000        694,000

Deferred tax liabilities:
    Book over tax basis of depreciable assets ..................       563,000        694,000
                                                                   -----------    -----------
Deferred taxes, net ............................................   $         0    $         0
                                                                   ===========    ===========


     The valuation allowance for deferred tax assets increased by $156,000 during 1997 as a result of the combined effect of current year utilization of net operating losses and current year activity which increased the net amount of deferred tax assets. At December 31, 1997, for income tax purposes, the Company had net operating loss carryforwards of $23,463,000. Due to a change in ownership of the Company's stock pursuant to Internal Revenue Code Section 382, the Company's future utilization of the net operating loss carryforwards incurred prior to such change will be subject to a significant annual limitation. Remaining losses will expire in tax years 2004-2011.

     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:


                                                        1997         1996
                                                     ---------    ---------

     Income taxes at the statutory rate ..........   $(460,000)   $(592,000)
     Change in valuation allowance ...............     156,000      694,000
     Nondeductible interest ......................     230,000       25,000
     State taxes, net of Federal benefit .........      25,000            0
     Other, net ..................................      84,000      (93,000)
     Tax rate differential - foreign jurisdictions       4,000       10,000
                                                     ---------    ---------
     Income taxes ................................   $  39,000    $  44,000
                                                     =========    =========

               Tanknology-NDE International, Inc. and Subsidiaries

     Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                                  1997         1996
                                                -------      -------
Current:
         Federal .........................      $     0      $     0
         State ...........................       25,000            0
         Foreign .........................       14,000       44,000
                                                -------      -------
    Total Current ........................       39,000       44,000

Deferred:
         Federal .........................            0            0
         State ...........................            0            0
         Foreign .........................            0            0
                                                -------      -------
    Total Deferred .......................            0            0
                                                -------      -------
                                                 39,000       44,000
                                                =======      =======

10. Leases

     The Company's office space and certain equipment and vehicles are leased under noncancelable operating lease agreements which expire on various dates through 2000. Under the terms of most of the leases, the Company is required to pay all taxes, insurance and maintenance. Future minimum payments under noncancelable operating leases at December 31, 1997 were as follows:


          1998          $  361,695
          1999          $  279,163
          2000          $  105,723

     Rent expense under operating leases totaled $420,426 in 1997 and $216,910 in 1996. As of December 31, 1997, approximately $57,000 of aggregate future minimum rentals are due to the Company under noncancelable subleases.

11.  Significant Customer

     Sales to one customer comprised 21% of total revenue in 1997 and 20% in 1996. Loss of this customer would significantly and adversely impact the Company's results of operations.

12. Commitments and Contingencies

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

     The Company carries professional and pollution liability insurance of up to $2 million per occurrence with a $2 million aggregate limit; general, product and personal injury coverage of up to $1 million per occurrence, with a $2 million aggregate limit; fire and, legal liability coverage to $500,000. In addition, umbrella coverage for all sources of liability other than professional and pollution liability coverage in the amount of $10 million is maintained. Deductibles are in the amount of $100,000 per occurrence, for professional and pollution liability claims. The umbrella policy carries a $10,000 self insured retention. All other coverages carry a $5,000 deductible per occurrence. The Company believes that the policies in force are expected to be sufficient to cover all current and expected claims. The Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy

               Tanknology-NDE International, Inc. and Subsidiaries

limits. The occurrence of any significant uninsured loss or liability would have a material adverse effect on the Company's business, financial condition, and results of operations.

Litigation
     In February 1995, U.S. Test, Inc. ("U.S. Test") filed a lawsuit against the Company in the United States District Court for the Western District of Louisiana. The lawsuit is for a declaratory judgment that certain patents owned by The Company are invalid and unenforceable and/or that certain U.S. Test tank testing systems do not infringe such patents. The relief U.S. Test is seeking includes a final determination on the above issues, a preliminary injunction regarding actions taken by The Company and attorneys' fees and costs. In May 1995, The Company filed a counterclaim alleging that (1) the The Company patents are valid and enforceable, (2) the U.S. Test tank testing systems infringe such patents and (3) The Company is owed damages for such infringement. The amount of damages owed by U.S. Test, if any, has not been specifically alleged. The patents at issue were transferred from Gilbarco, Inc. in the 1994 acquisition by The Company of Gilbarco ESD. After numerous delays, an evidentiary hearing occurred in early 1998, and the parties are in the process of preparing post hearing submissions. There have been no dispositive rulings to date. The Company does not believe that the outcome of such litigation will have a material adverse effect on the Company's results of operations or financial condition.

     The Company also is subject to various claims and litigation in the normal course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

     In connection with the purchase of the UST group of companies in October 1996, the Company accepted the legal liability for certain potential claims and existing law suits and claims against the acquired companies. These suits range from former employee-related claims to environmental remediation claims incurred in the course of UST's business activities. In connection with claims related to product liability, the Company assumed a liability of $658,450 (the "Assumed Liability") as part of the Acquisition. To the extent that certain of these claims are settled for an amount exceeding the Assumed Liability, the Company has been indemnified by the former owner of the UST group for any claims made by the Company under the provisions of the acquisition agreement within three years from the closing date of the acquisition in an amount up to $1,250,000 over the Assumed Liability, net of any insurance proceeds or additional insurance premiums that might become due as a result of such claims. It is possible that estimates relating to the $658,450 of claims and litigation contingencies could change. In connection with other claims, as defined in the Acquisition Agreement, the Company is indemnified for claims asserted against the former UST Group owner within two years from the closing date of the acquisition in an amount up to $1,000,000 in excess of any liabilities transferred to the Company, net of any insurance proceeds or additional insurance premiums that become due as a result of such claims. The Company believes that the liability assumed and recorded in its accounts and the indemnification from the former owner of the UST Group are sufficient and that the indemnification is enforceable and collectible such that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company is also subject to various claims and litigation in the normal course of business not directly related to the Acquisition. However, in the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

13. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan covering all employees. Employees are eligible to participate in the plan after thirty days of service. At December 31, 1997, approximately 319 employees are eligible to participate in the plan. The Company matches annually at its discretion, with equivalent value of Company stock (using the market value as of December 31) or cash, 50% of a participant's voluntary contributions, up to 3% of a participant's compensation, and 100% for contributions between 3% to 6% of a participant's compensation. There was no Company contribution of either stock or cash in 1997. The Company's contribution in 1996 for the plan totaled $102,318. The Company contributed 201,936 shares of common stock to the plan for 1992, 1993 and 1994 contributions in 1996.