Form 10KSB/A
period 1997-12-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-04-15
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                         FORM 10-KSB/A (Amendment No. 1)

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

                                DOCUMENTS OMITTED
Exhibit Numbers 10.45 through 10.65

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The Registrant hereby amends its Annual Report on Form 10-KSB originally filed with the Securities and Exchange Comission on March 31, 1998, pursuant to instruction E(3) to Form 10-KSB, by completing Item 13 appearing in Part III thereof. In addition to the item 13 information, the Annual Report on Form 10-KSB/A (Amendment No. 1) includes all information required by Part I, Part II and Part III of Form 10-KSB that the Registrant included in its original Form 10-KSB filing on March 31, 1998.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A




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

SIGNATURES......................................................................................35

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

Forward-Looking Statements

     This Annual Report on Form 10-KSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, changes in Environmental Protection Agency ("EPA") and other regulations affecting the Company or its customers, the outcome of litigation, the loss of a significant customer or group of customers, disruptions or the failure of the Company's information management system, or technological obsolescence.

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

     All forward-looking statements contained in this Annual Report on Form 10-KSB/A and in Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's current knowledge of factors affecting its business. The Company's actual results may differ materially if these assumptions prove invalid.

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A



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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A



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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A



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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

               21.01     Subsidiaries of the Registrant

               27.01     Selected Financial Data


          (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1997.

                              Filed                    Dated
                      ----------------------    --------------------
                               N/A                      N/A

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB/A


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report filed on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Tanknology-NDE International, Inc



Date:    April 15, 1998       By:       /s/ A. DANIEL SHARPLIN
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