Form 10QSB
period 1998-03-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-04-24
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________ .



                         Commission File Number 1-10361


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


         Issuer's telephone number, including area code: (512) 451-6334





Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes [X]       No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.







Class                   Outstanding at March 31, 1998
--------------       -----------------------------------

Common                           16,154,166




Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


                                                                     Page Number

PART I    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet
                  March 31, 1998 (Unaudited) and December 31, 1997 ............3

              Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997.........4

              Condensed Consolidated  Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997.........5

              Notes To Condensed Consolidated Financial
                  Statements (Unaudited).......................................6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................7



PART II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................................9

               Tanknology-NDE International, Inc. and Subsidiaries


PART I   Financial Information

Item 1.  Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheet


                                                                                March 31, 1998   December 31, 1997
                                                                                --------------   -----------------
ASSETS                                                                           (Unaudited)

     Cash and equivalents..................................................     $     -              $    193,627
     Trade accounts receivable, less allowance for doubtful accounts of
       $1,167,543 at March 31, 1998 and $1,066,331 at December 31, 1997....         9,709,052           9,856,826
     Inventories...........................................................           598,307             482,107
     Prepaid expenses and other current assets.............................           776,582           1,149,950
                                                                                --------------   -----------------
         Total Current Assets..............................................        11,083,941          11,682,510

     Restricted cash.......................................................         3,000,000           3,000,000

     Equipment and improvements, net of accumulated depreciation of $11,648,495
       at March 31, 1998 and $11,052,586 at December 31, 1997..............         4,857,727           4,812,500
     Patents, licenses and other intangible assets, net of accumulated amortization of $1,264,024 at March 31, 1998 and $1,169,104 at
       December 31, 1997...................................................         1,509,274           1,604,194
     Deferred financing costs, net.........................................           738,414             649,614
                                                                                --------------   -----------------
         Total Assets......................................................     $  21,189,356   $      21,748,818
                                                                                ==============   =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

     Accounts payable .....................................................     $   2,608,789   $       2,675,345
     Accrued liabilities...................................................         2,399,902           2,249,208
     Accrued payroll and payroll taxes.....................................         1,924,495           1,959,273
     Current portion of long-term debt.....................................         3,722,272           4,055,072
                                                                                --------------   -----------------
         Total Current Liabilities.........................................        10,655,458          10,938,898

     Long Term Debt, less current portion .................................        10,397,181          10,589,252

     Deferred License Revenue..............................................           479,167             525,000

     Redeemable Convertible Preferred Stock, at redemption value...........         1,500,000           1,500,000

     Stockholders' Deficit:
          Series AAA Convertible Preferred Stock, $.0001 par value;
            authorized,  400 shares; issued and outstanding 1 share stated
            at liquidation value of $5,000.................................             5,000               5,000
          Common stock, $.0001 par value; authorized, 50,000,000 shares;
            isssued and outstanding 16,154,166 shares at March 31, 1998,
            and 15,978,610 shares at  December 31, 1997....................             1,598               1,598
          Warrants.........................................................           291,000             291,000
          Additional paid-in capital.......................................        27,540,946          27,578,446
          Accumulated deficit..............................................       (29,650,581)        (29,659,297)
          Cumulative foreign currency translation adjustment...............           (30,413)            (21,079)
                                                                                --------------   -----------------
                                                                                   (1,842,450)         (1,804,332)
                                                                                --------------   -----------------
               Total Liabilities, Redeemable Convertible Preferred Stock and
                    Stockholders' Deficit..................................     $  21,189,356    $     21,748,818
                                                                                ==============   =================

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                Three Months Ended
                                                       ---------------------------------

                                                       March 31, 1998     March 31, 1997
                                                       --------------     --------------

Revenues ...........................................   $  11,697,947     $    7,462,643

Cost of services....................................       9,005,243          5,602,108
                                                       --------------     --------------

     Gross Margin...................................       2,692,704          1,860,535

Selling, general and administrative.................       2,316,802          2,070,444

                                                       --------------     --------------
     Operating Income (Loss)........................   $     375,902     $     (209,909)

Other income (expense):.............................
        Interest income.............................          32,020              -
        Interest expense............................        (395,517)          (845,146)
        Other income (expense), net.................             711              -
                                                       --------------     --------------

        Net Income (Loss) Before Provision for
          Income Taxes..............................          13,116         (1,055,055)

 Provision for income taxes.........................          (4,400)           (25,300)
                                                       --------------     --------------

     Net Income (Loss)..............................           8,716         (1,080,355)

 Less - Preferred stock dividends...................         (37,500)             -

                                                       --------------     --------------
     Net Loss Available to Common Stockholders......   $     (28,784)     $  (1,080,355)
                                                       ==============     ==============

     Basic and Diluted Loss  per Share..............   $        -          $      (0.07)
                                                       ==============     ==============

     Weighted Average Number of Shares Outstanding..      16,044,166         15,978,610
                                                       ==============     ==============

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                Three Months Ended
                                                                        --------------------------------
                                                                        March 31, 1998    March 31, 1997
                                                                        --------------    --------------

Cash Flows from Operating Activities

     Net income (loss)................................................. $       8,716     $  (1,080,355)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in
Operating Activities

     Depreciation and amortization.....................................       690,787           972,279
     Amortization of discounts and financing costs.....................        69,161           416,501
     Deferred license revenue earned...................................       (45,833)             -
     Gain on sale of equipment.........................................          -              (31,366)
     Other.............................................................        (9,334)             -

Changes in Operating Assets and Liabilities

     (Increase) decrease in trade accounts receivable..................       147,774          (944,847)
     Increase in inventories...........................................      (116,200)          (98,791)
     Decrease in prepaid expenses and other current assets.............       373,368           615,272
     Increase (decrease) in accounts payable...........................       (66,556)          102,254
     Increase (decrease) in accrued liabilities........................       150,694        (1,277,532)
     Increase (decrease) in accrued payroll and payroll taxes..........       (34,778)          176,073
                                                                        --------------    --------------
     Net cash provided by (used) in operating activities...............     1,167,799        (1,150,512)

Cash Flows from Investing Activities

     Proceeds from sale of Canadian licenses...........................          -            1,147,500
     Additions to equipment and improvements...........................      (641,094)         (424,633)
     Proceeds from sale of equipment...................................          -               50,000
                                                                        --------------    --------------
     Net cash provided by (used in) investing activities...............      (641,094)          772,867

Cash Flows from Financing Activities

     Net activity in revolving line of credit..........................       (42,667)             -
     Preferred stock dividends.........................................       (37,500)             -
     Payments on long-term debt........................................      (496,502)       (1,002,936)
     Deferred financing costs..........................................      (143,663)              -
                                                                        --------------    --------------
     Net cash used in financing activities.............................      (720,332)       (1,002,936)

     Net decrease in cash and equivalents..............................      (193,627)       (1,380,581)

     Cash and equivalents at beginning of period.......................       193,627         2,412,233
                                                                        --------------    --------------
     Cash and equivalents at end of period.............................          -            1,031,652
                                                                        ==============    ==============


               Tanknology-NDE International, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     NOTE 1:      ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The consolidated financial statements of Tanknology-NDE International, Inc. and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three months ended March 31, 1998 and 1997 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1998 and 1997 and the results of operations and cash flows for the three months then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


     NOTE 2:      COMMITMENTS AND CONTINGENCIES

     There have been no material changes in the information reported as of December 31, 1997 as reported on Form 10-KSB in Footnote 12 accompanying the audited financial statements.


     NOTE 3:      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

               Tanknology-NDE International, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenue of certain items included in the Company's statements of operations for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1997 include the results of operations of USTMAN Industries ("USTMAN") which was sold in May 1997 and certain Canadian operations ("Canada") that were sold in February 1997.



                                                  Three Months Ended
                                          --------------------------------

                                          March 31, 1998    March 31, 1997
                                          --------------    --------------
Revenues...............................        100%              100%

Cost of Services.......................         77%               75%
                                          --------------    --------------

Gross Margin...........................         23%               25%

Selling, General and Administrative....         20%               28%

                                          --------------    --------------
Operating Income ( Loss)...............          3%               (3)%

Interest Expense.......................          3%               11%

Net Income (Loss)......................          -               (14)%
                                          ==============    ==============

Revenues

     Revenues for the three months ended March 31, 1998 were $11,697,947 compared to $7,462,643 in the 1997 period, an increase of $4,235,304, or 57%. Revenues in the first quarter of 1997 included $105,787 of revenues from Canada and $1,461,665 of revenues from USTMAN. Excluding the revenues from these two sold entities, comparable revenues for 1997 were $5,895,191. The increase in comparable revenues of $5,802,756 or 98% from 1997 is primarily due to the following factors; i) revenues of $1,786,724 generated by the Construction Services Division which did not begin operations until the third quarter of 1997, ii) continuation of a large upgrade program for a major customer that began in the second half of 1997 and iii) an over 300% increase in cathodic protection installation, maintenance, repair and inspection revenues.

Cost of  Services

     Cost services for the three months ended March 31, 1998 were $9,005,243 or 77% of revenue compared to $5,602,108 or 75% of revenue in 1997, an increase of $3,403,135, or 61%. Gross margin was $2,692,704 or 23% of revenue for 1998, compared to $1,860,535 or 25% of revenue for 1997. The decrease in gross margin percentage is due to the sale of USTMAN and Canada. Adjusting for these disposals, gross margin percentage increased by four percentage points to 25% in the first quarter of 1998 from 21% in 1997, primarily due to the increase in revenues.

               Tanknology-NDE International, Inc. and Subsidiaries


Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended March 31, 1998 was $2,316,802 or 20% of revenue compared to $2,070,444 in 1997 or 28% of revenue, an increase of $246,358 or 12% compared to the three months ended March 31, 1997. The increase in selling, general, and administrative expenses is due to the addition of additional sales and administrative resources to support the growth in revenue and varieties of services offered. Adjusting for the sales of USTMAN and Canada, comparable SG&A expense in 1997 was $1,976,882 or 34% of comparable revenue. The decrease in the percentage of sales from 34% to 20% is due primarily to the growth in revenue without having to add to SG&A expenses proportionately and to a lesser extent reductions in insurance and telecommunications costs.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended March 31, 1998, EBITDA was $1,066,689 or 9% of revenues compared to $762,470 or 10% of revenues in 1997. Adjusting for the disposals of USTMAN and Canada, comparable EBITDA in the first quarter of 1997 was $58,960 or 1% of revenues. The increase in EBITDA, as adjusted, of $1,007,729 was primarily due to the increased revenues in the first quarter of 1998 compared to the first quarter of 1997.

Interest Expense

     Interest expense for the three months ended March 31, 1998 was $395,517 or 3% of revenue compared to $845,146 or 11% of revenue in 1997, a decrease of $449,629 or 53%. The decrease in interest expense is due to; i) continued pay-down of long-term debt, ii) the refinancing of subordinated debt that occurred in December 1997 reduced the accretion expense associated with this debt for the first quarter of 1998 by $145,000, reduced the interest rate from 13% to 10% which reduced interest costs compared to the first quarter of 1997 by approximately $41,000, and replaced $1.5 million of the previous debt with convertible redeemable preferred stock which eliminated approximately $48,000 of interest costs for the comparable period, iii) the retirement of the warrants with put options which occurred as part of the December 1997 refinancing which eliminated $200,250 of accretion expense associated with this instrument in the first quarter of 1997.

Net Income (Loss)

     For the three months ended March 31, 1998, the Company had net income of $8,716 before preferred stock dividend requirements compared to a loss of $(1,080,355) in 1997, an improvement of $1,089,071. Adjusting for the disposals of USTMAN and Canada, the comparable net loss in the first quarter of 1997 was $1,582,484 or 27% of comparable revenues. The decrease in the net loss of $1,591,200 was primarily due to the increased revenues in the first quarter of 1998 compared to the first quarter of 1997 and the debt refinancing that occurred in December 1997.

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of $428,483 compared to working capital of $743,612 at December 31, 1997. Cash provided by operating activities of $1,167,799 for the three months ended March 31, 1998 increased by $2,318,311 as compared to cash used in operating activities of $1,150,512 in 1997. The cash provided by operating activities in the quarter ended March 31, 1998, was used to fund capital expenditures and debt repayments.

     Cash used in investing activities (consisting solely of capital expenditures) totaled $641,094 for the three months ended March 31, 1998 compared to cash provided by investing activities of $772,867 in the 1997 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operations.

     At March 31, 1998, the Company had outstanding long-term debt (including current maturities) of $14,119,453 compared to $14,644,324 at December 31, 1997. Required term-loan principal repayments of $300,000, a net $42,667 repayment on the revolving credit line and other debt repayments of $182,204 were made during the quarter. At March 31, 1998, the Company had $3,065,000 available for additional borrowing under its revolving credit agreement. As of March 31, 1998,

               Tanknology-NDE International, Inc. and Subsidiaries


the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Form 10-KSB page 13 "Management Discussion and Analysis" for the fiscal year ended December 31, 1997.


PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               The following exhibits are filed herewith:
                    None.

               Reports on Form 8-K:
                    The Company filed one report on Form 8-K or 8-K/A during the quarter ended March 31, 1998.

               On January 13, 1998, the Company filed a Form 8-K to disclose that on December 23, 1997, it had entered into a strategic alliance with Veeder-Root Company, issued a $6.5 million senior subordinated note and $1.5 million of redeemable, convertible preferred stock to Danaher Corporation, Veeder-Root's parent company, and simultaneously retired $8,000,000 of existing debt and repurchased warrants to purchase 13 million shares of the Company's common stock.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Tanknology-NDE International, Inc.
                                              (Registrant)


Date:    April 24, 1998                      /s/ DAVID G. OSOWSKI
       -------------------      ------------------------------------------------
                                David G. Osowski
                                Vice President and Chief Financial Officer