Form 10QSB
period 1998-06-30
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-08-13
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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


          Class                   Outstanding at June 30, 1998
       --------------          -----------------------------------

          Common                           16,154,166




Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


PART I        Financial Information
      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                  June 30, 1998 (Unaudited) and December 31, 1997 ...........................................3

              Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months and Six Months Ended June 30, 1998 and June 30, 1997..........................4

              Condensed Consolidated  Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1998 and June 30, 1997...........................................5

              Notes To Condensed Consolidated Financial Statements (Unaudited)...............................6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........9



PART II       Other Information

      Item 6. Exhibits and Reports on Form 8-K..............................................................12


               Tanknology-NDE International, Inc. and Subsidiaries


PART I Financial Information
Item 1.  Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets

                                                                             June 30, 1998    December 31, 1997
                                                                           -----------------  -----------------
ASSETS                                                                        (Unaudited)

     Cash and equivalents................................................. $          76,729  $        193,627
     Trade accounts receivable, less allowance for doubtful accounts of
        $1,218,895 at June, 1998 and $1,066,331 at December 31, 1997......        11,603,399         9,856,826
     Inventories..........................................................           622,447           482,107
     Prepaid expenses and other current assets............................           795,409         1,149,950
                                                                           -----------------  -----------------
        Total Current Assets..............................................        13,097,984        11,682,510

     Restricted cash......................................................         3,000,000         3,000,000

     Equipment and improvements, net of accumulated depreciation of
        $12,296,000 at June 30, 1998 and $11,052,586 at
        December 31, 1997.................................................         5,439,049         4,812,500
     Patents, licenses and other intangible assets, net of accumulated amortization of $1,416,322 at June 30, 1998 and $1,169,104 at
        December 31, 1997.................................................         1,214,673         1,604,194
     Deferred financing costs, net........................................           683,583           649,614
                                                                           -----------------  -----------------
        Total Assets...................................................... $      23,435,289  $     21,748,818
                                                                           =================  =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

     Accounts payable .................................................... $       3,002,466  $      2,675,345
     Accrued liabilities..................................................         2,203,362         2,249,208
     Accrued payroll and payroll taxes....................................         2,344,514         1,959,273
     Current portion of long-term debt....................................         4,493,584         4,055,072
                                                                           -----------------  -----------------
        Total Current Liabilities.........................................        12,043,926        10,938,898

     Long term debt, less current portion ................................        10,529,543        10,589,252

     Deferred license revenue.............................................           228,334           525,000

     Redeemable convertible preferred stock, at redemption value..........         1,500,000         1,500,000

     Stockholders' Deficit:
        Series AAA Convertible  Preferred Stock, $.0001 par value;
          authorized 400 shares; issued and outstanding 1 share stated
          at liquidation, value of $5,000.................................             5,000             5,000
        Common stock, $.0001 par value; authorized, 50,000,000 shares;
          issued and outstanding 16,154,166 shares at June 30, 1998,
          and 15,978,610 shares at  December 31, 1997.....................             1,615             1,598
        Warrants..........................................................           291,000           291,000
        Additional paid-in capital........................................        27,503,429        27,578,446
        Accumulated deficit...............................................       (28,650,521)      (29,659,297)
        Cumulative foreign currency translation adjustment................           (17,037)          (21,079)
                                                                           -----------------  -----------------
                                                                                    (866,514)       (1,804,332)
                                                                           -----------------  -----------------
        Total Liabilities, Redeemable Convertible Preferred Stock and
        Stockholders' Deficit............................................. $      23,435,289  $     21,748,818
                                                                           =================  =================

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                  Three Months Ended                 Six Months Ended
                                            ------------------------------    ------------------------------
                                            June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                            -------------    -------------    -------------    -------------

Revenues ................................   $ 15,409,481     $  8,055,755     $ 27,107,429     $ 15,518,398

Cost of services ........................     11,209,129        6,198,605       20,214,363       11,800,713
                                            -------------    -------------    -------------    -------------

     Gross Margin .......................      4,200,352        1,857,150        6,893,066        3,717,685

Selling, general and administrative .....      2,803,953        2,047,901        5,120,755        4,118,345
                                            -------------    -------------    -------------    -------------

     Operating Income (Loss) ............   $  1,396,399     $   (190,751)    $  1,772,311     $   (400,660)

Other income (expense):
     Interest income ....................         29,776             --             61,796             --
     Interest expense ...................       (400,822)        (826,218)        (796,339)      (1,671,364)
     Other income (expense), net ........          4,194             --              4,905             --
                                            -------------    -------------    -------------    -------------

     Net Income (Loss) Before Provision
     for Income Taxes ...................      1,029,547       (1,016,969)       1,042,673       (2,072,024)

Provision for income taxes ..............         29,497             --             33,897           25,300
                                            -------------    -------------    -------------    -------------

      Net Income (Loss) .................      1,000,050       (1,016,969)       1,008,776       (2,097,324)

Less - Preferred stock dividends ........         37,500             --             75,000             --
                                            -------------    -------------    -------------    -------------

     Net Income (Loss) Available to
     Common Shareholders ................   $    962,550     $ (1,016,969)    $    933,776     $ (2,097,324)
                                            =============    =============    =============    =============

     Basic income (loss) per share ......   $       0.06     $      (0.06)    $       0.06     $      (0.13)
                                            =============    =============    =============    =============


     Diluted income (loss) per share ....   $       0.04     $      (0.06)    $       0.04     $      (0.13)
                                            =============    =============    =============    =============


See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                       ---------------------------------
                                                                     June 30, 1998    June 30, 1997
                                                                     -------------    -------------

Cash Flows from Operating Activities

     Net income (loss) ...........................................   $   1,008,776    $  (2,097,324)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
(Used in) Operating Activities
     Depreciation and amortization ...............................       1,435,403        2,020,060
     Amortization of discounts and financing costs ...............         138,698          727,978
     Deferred license revenue earned .............................         (91,666)            --
     Gain on sale of equipment ...................................            --            (29,758)
     Other .......................................................           4,042             (707)

Changes in Operating Assets and Liabilities

     (Increase)  in trade accounts receivable ....................      (1,746,573)        (740,463)
     (Increase) in inventories ...................................        (140,340)        (134,889)
     Decrease in prepaid expenses and other current assets .......         354,541           10,459
     Increase (decrease) in accounts payable .....................         327,121         (208,307)
     (Decrease) in accrued liabilities ...........................         (45,846)      (1,686,536)
     Increase (decrease) in accrued payroll and payroll taxes ....         385,241          (94,283)
                                                                     -------------    -------------
     Net cash provided by (used) in operating activities .........       1,629,397       (2,233,770)

Cash Flows from Investing Activities

     Proceeds from sale of USTMAN ................................            --          5,250,000
     Proceeds from sale of  licenses .............................            --          1,147,500
     Additions to equipment and improvements .....................      (1,872,022)        (837,193)
     Proceeds from sale of equipment .............................            --             79,758
     Other .......................................................          (5,409)          (5,456)
                                                                     -------------    -------------
     Net cash provided by (used in) investing activities .........      (1,877,431)       5,634,609

Cash Flows from Financing Activities

     Net proceeds from revolving line of credit ..................         807,333             --
     Preferred stock dividends ...................................         (75,000)            --
     Proceeds from long-term debt ................................         797,942        1,450,000
     Restricted cash .............................................            --         (3,000,000)
     Payments on long-term debt ..................................      (1,255,476)      (3,840,089)
     Deferred financing costs ....................................        (143,663)            --
                                                                     -------------    -------------
     Net cash provided by (used in) financing activities .........         131,136       (5,390,089)

     Net decrease in cash and equivalents ........................        (116,898)      (1,989,250)

     Cash and equivalents at beginning of period .................         193,627        2,412,233

                                                                     -------------    -------------
     Cash and equivalents at end of period .......................   $      76,729    $     422,983
                                                                     =============    =============

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     NOTE 1:      ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The consolidated financial statements of Tanknology-NDE International, Inc. and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three and six month periods ended June 30, 1998 and 1997 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1998 and 1997 and the results of operations and cash flows for the periods then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


     NOTE 2:      INCOME (LOSS) PER SHARE CALCULATIONS

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                                      Three Months Ended               Six Months Ended
                                                   ---------------------------    ---------------------------
                                                      June 30,       June 30,         June 30,       June 30,
                                                       1998           1997             1998           1997
                                                   ------------   ------------    ------------   ------------
Numerator:

Net income (loss) ...........................     $   1,000,050   $ (1,016,969)   $  1,008,776   $ (2,097,324)
Preferred stock dividends ...................            37,500           --            75,000           --
                                                   ------------   ------------    ------------   ------------
Numerator for basic income (loss) per share
 -income available to common shareholders ...           962,550     (1,016,969)        933,776     (2,097,324)

Effect of dilutive securities - preferred
 stock dividends ............................            37,500           --            75,000           --
                                                   ------------   ------------    ------------   ------------
Numerator for diluted income (loss) per
 share - income available to common
 shareholders ...............................     $   1,000,050   $ (1,016,969)   $  1,008,776   $ (2,097,324)


               Tanknology-NDE International, Inc. and Subsidiaries

                                                      Three Months Ended               Six Months Ended
                                                   ---------------------------    ---------------------------
                                                      June 30,       June 30,         June 30,       June 30,
                                                       1998           1997             1998           1997
                                                   ------------   ------------    ------------   ------------
Denominator:

     Denominator for basic income (loss) per
       share - weighted-average shares .........   $ 16,154,166   $ 15,978,610    $ 16,150,286   $ 15,978,610

     Effect of dilutive securities:

     Stock options .............................      3,983,344           --         3,916,003           --

     Warrants ..................................      3,288,687           --         3,251,433           --

     Convertible preferred stock ...............      1,490,566           --         1,461,367           --
                                                   ------------   ------------    ------------   ------------
     Dilutive potential common shares ..........      8,762,597           --         8,628,803           --

     Denominator for diluted earnings (loss) per
     share - adjusted weighted- average shares
     and assumed  conversions ..................   $ 24,916,763           --        24,779,089           --
                                                   ============   ============    ============   ============

     Basic income (loss) per share .............   $       0.06   $      (0.06)   $       0.06   $      (0.13)
                                                   ============   ============    ============   ============


     Diluted income (loss) per share ...........   $       0.04   $      (0.06)   $       0.04   $      (0.13)
                                                   ============   ============    ============   ============

     NOTE 3:      COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three and six month periods ended June 30, 1998 and 1997 was as follows:

                                                      Three Months Ended               Six Months Ended
                                                   ---------------------------    ---------------------------
                                                      June 30,       June 30,         June 30,       June 30,
                                                       1998           1997             1998           1997
                                                   ------------   ------------    ------------   ------------
Net income (loss) ...............................   $ 1,000,050   $(1,016,969)    $  1,008,776   $(2,097,324)
Foreign currency translation gain (loss).........        13,376        (5,462)           4,042       (17,103)
                                                   ------------   ------------    ------------   ------------
    Total comprehensive income (loss) ...........   $ 1,013,426   $(1,022,431)    $  1,012,818   $(2,114,427)
                                                   ============   ============    ============   ============


               Tanknology-NDE International, Inc. and Subsidiaries


      NOTE 4:     COMMITMENTS AND CONTINGENCIES

     There have been no material changes in the information reported as of December 31, 1997 as reported on Form 10-KSB in Footnote 12 accompanying the financial statements.


     NOTE 5:      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

               Tanknology-NDE International, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenue of certain items included in the Company's statements of operations for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for the 1997 periods include the results of operations of USTMAN Industries ("USTMAN") which was sold in May 1997 and certain Canadian operations ("Canada") that were sold in February 1997.


                                   Three Months Ended        Six Months Ended
                                  --------------------     ---------------------
                                  June 30,    June 30,     June 30,     June 30,
                                    1998        1997         1998         1997
                                  --------    --------     --------     --------
Revenues ......................      100%        100%         100%         100%

Cost of Sales .................       73%         77%          74%          76%
                                  --------    --------     --------     --------

Gross Margin ..................       27%         23%          26%          24%

Selling, General and
Administrative ................       18%         26%          19%          27%

                                  --------    --------     --------     --------
Operating Income (Loss) .......        9%         (3)%          7%          (3)%

Interest Expense ..............        3%         10%           3%          11%

                                  --------    --------     --------     --------
Net Income (Loss) .............        6%        (13)%          4%         (14)%
                                  ========    ========     ========     ========



Revenues

     Revenues for the three months ended June 30, 1998 were $15,409,481 compared to $8,055,755 in the 1997 period, an increase of $7,353,726 or 91%. Revenues in the 1997 period included $422,696 of revenues from USTMAN. Excluding the revenues from this sold entity, comparable revenues for 1997 were $7,633,059. The increase in comparable revenues of $7,776,422 or 102% from 1997 is primarily due to the following factors; i) revenues of $2,221,492 generated by the Construction Services Division which did not begin operations until the third quarter of 1997, ii) continuation of a large upgrade program for a major customer that began in the second half of 1997, iii) an over 170% increase in cathodic protection installation, maintenance, repair and inspection revenues and iv) an over 250% increase in compliance management services revenues.

     For the six months ended June 30, 1998, revenues were $27,107,429 compared to $15,518,398 in the 1997 period, an increase of $11,589,031, or 75%. Revenues in the six months of 1997 included $105,787 of revenues from Canada and $1,884,361 of revenues from USTMAN. Excluding the revenues from these two sold entities, comparable revenues for 1997 were $13,528,250. The increase in comparable revenues of $13,579,179 or 100% from 1997 is primarily due to the following factors; i) revenues of $4,008,215 generated by the Construction Services Division which did not begin operations until the third quarter of 1997, ii) continuation of a large upgrade program for a major customer that began in the second half of 1997, iii) an over 200% increase in cathodic protection installation, maintenance, repair and inspection revenues and iv) an over 200% increase in compliance management services revenue.

Cost of  Services

     Cost of services for the three months ended June 30, 1998 were $11,209,129 or 73% of revenue compared to $6,198,605 or 77% of revenue in 1997, an increase of $5,010,524, or 81%. Gross margin was $4,200,352 or 27% of revenue for 1998,

               Tanknology-NDE International, Inc. and Subsidiaries


compared to $1,857,150 or 23% of revenue for 1997.  The increase in gross margin
percentage  is  primarily  due  to  lower   depreciation   and  higher  capacity
utilization.

     For the six months ended June 30, 1998, cost of services totaled $20,214,363 compared to $11,800,713 in the 1997 period, an increase of $8,413,650 or 71%. Gross margin was $6,893,066 or 26% of revenue in 1998, compared to $3,717,685 or 24% of revenue in 1997. The increase in gross margin percentage is primarily due to lower depreciation and higher capacity utilization.

Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended June 30, 1998 was $2,803,953 or 18% of revenue compared to $2,047,901 in 1997 or
26% of revenue, an increase of $756,052 or 37% compared to the three months ended June 30, 1997. The increase in selling, general, and administrative expenses is due to additional sales and administrative resources to support the growth in revenue and varieties of services offered. Adjusting for the disposals of USTMAN and Canada, comparable SG&A expense in 1997 was $1,980,346 or 26% of comparable revenue. The decrease in the percentage of sales from 26% to 18% is due primarily to the growth in revenue without having to add proportionately to SG&A expenses and to a lesser extent reductions in insurance and telecommunications costs.

     For the six months ended June 30, 1998, selling, general, and administrative expense were $5,120,755 or 19% of revenue compared to $4,118,345 in 1997 or 27% of revenue, an increase of $1,002,410 or 24% compared to the 1997 period. The increase in selling, general, and administrative expense is due to the addition of sales and administrative resources to support both the growth in revenue and the varieties of services offered by the Company. Adjusting for the disposals of USTMAN and Canada, comparable SG&A expense in 1997 was $3,957,228 or 29% of comparable revenue. The decrease in the percentage of sales from 29% to 19% is due primarily to the growth in revenue without having to add proportionately to SG&A expenses and to a lesser extent reductions in insurance and telecommunications costs.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended June 30, 1998, EBITDA was $2,141,016 or 14% of revenues compared to $859,352 or 11% of revenues in 1997. Adjusting for the disposals of USTMAN and Canada, comparable EBITDA in the 1997 period was $901,117 or 12% of revenues. The increase in EBITDA, as adjusted, of $1,239,899 or 138% was primarily due to the increased revenues in the 1998 period compared to the 1997 period.

     For the six months ended June 30, 1998, EBITDA was $3,207,714 or 12% of revenues compared to $1,619,400 or 10% of revenues in 1997. Adjusting for the disposals of USTMAN and Canada, comparable EBITDA in the first six months of 1997 was $966,428 or 7% of revenues. The increase in EBITDA, as adjusted, of $2,241,286 or 232% was primarily due to the increased revenues in the first six months of 1998 compared to the first six months of 1997.

     EDITDA represents net income before depreciation, amortization, interest expense and income taxes. The Company believes that EDITDA is a meaningful measure of performance because it is commonly used to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, EDITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income tor net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Also, EBITDA, as computed by the Company, is not necessarily comparable to similarly titled amounts of other companies.

Interest Expense

     Interest expense for the three months ended June 30, 1998 was $400,822 or 3% of revenue compared to $826,218 or 10% of revenue in 1997, a decrease of $425,396 or 51%. The decrease in interest expense is due to; i) continued pay-down of long-term debt, ii) the refinancing of subordinated debt in December 1997 reduced related accretion expense for the second quarter of 1998 by $150,000, reduced the interest rate from 13% to 10% which reduced comparable interest costs by approximately $41,000, and replaced $1.5 million of the previous debt with convertible redeemable preferred stock which eliminated

               Tanknology-NDE International, Inc. and Subsidiaries


approximately $48,000 of interest costs for the comparable period, iii) the retirement of the warrants with put options which occurred as part of the December 1997 refinancing eliminated related accretion expense totaling $200,250 in the second quarter of 1997.

     For the six months ended March 31, 1998, interest expense was $796,339 or 3% of revenue compared to $1,671,364 or 11% of revenue in 1997, a decrease of $875,025 or 52%. The decrease in interest expense is due to; i) continued pay-down of long-term debt, ii) the refinancing of subordinated debt in December 1997 reduced related accretion expense for the first two quarters of 1998 by $295,000, reduced the interest rate from 13% to 10% which reduced interest costs by approximately $82,000, and replaced $1.5 million of the debt with convertible redeemable preferred stock which eliminated approximately $96,000 of interest costs for the comparable period, iii) the retirement of the warrants with put options which occurred as part of the December 1997 refinancing eliminated accretion expense totaling $400,500 in the first two quarters of 1997.

Net Income (Loss)

     For the three months ended June 30, 1998, the Company had net income of $1,000,050 before preferred stock dividend requirements compared to a loss of $1,016,969 in 1997, an improvement of $2,017,019. Adjusting for the disposals of USTMAN and Canada, the comparable net loss in the 1997 period was $873,062 or11% of comparable revenues. The decrease in the net loss of $1,873,112 was primarily due to the increased revenues in the 1998 period compared to the 1997 period and the debt refinancing that occurred in December 1997.

     For the six months ended June 30, 1998, the Company had net income of $1,008,776 before preferred stock dividend requirements compared to a loss of $2,097,324 in 1997, an improvement of $3,106,100. Adjusting for the disposals of USTMAN and Canada, the comparable net loss in the first six months of 1997 was $2,464,216 or 18% of comparable revenues. The decrease in the net loss of $3,472,992 was primarily due to the increased revenues in the first six months of 1998 compared to the first six months of 1997 and the debt refinancing that occurred in December 1997.

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $1,054,058 compared to working capital of $743,612 at December 31, 1997. Cash provided by operating activities of $1,629,397 for the six months ended June 30, 1998 increased by $3,863,167 as compared to cash used in operating activities of $2,233,770 in 1997. The cash provided by operating activities in the six months ended June 30, 1998 increased due to the increase in net income partially offset by the decrease in depreciation and the increase in accounts receivable.

     Cash used in investing activities (consisting primarily of capital expenditures) totaled $1,877,431 for the six months ended June 30, 1998 compared to cash provided by investing activities of $5,634,609 in the 1997 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation. The Company realized proceeds of $1,147,500 related to the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operations. On May 22, 1997, the Company sold USTMAN realizing proceeds of $5,250,000.

     At June 30, 1998, the Company had outstanding long-term debt (including current maturities) of $15,023,127 compared to $14,644,324 at December 31, 1997. Required term-loan principal repayments of $600,000, a net $807,333 borrowings on the revolving credit line and other debt repayments of $655,476 were made during the first two quarters. At June 30, 1998, the Company had $2,155,000 available for additional borrowing under its revolving credit agreement. As of June 30, 1998, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

     In July 1998, the Company renegotiated its revolving credit facility with its senior lender. Significant modifications included an increase in the maximum borrowings under the credit facility to $9 million from $5 million, extension of the maturity of the credit line to December 31, 2000, suspension of monthly payments due under the term loan agreement for six months, and a number of other modifications that allow for continued expansion of the business.

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

               Tanknology-NDE International, Inc. and Subsidiaries

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

Year 2000 Risks

     The Company has reviewed its software for Year 2000 compliance. In conjunction with that review, the Company has determined that its current software is either Year 2000 compliant, or there are projects planned to either upgrade or replace existing software prior to 2000. In accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board, the projected costs associated with upgrading or revising the Company's software to be Year 2000 compliant will be recorded as an expense of the period rather than capitalized. The Company currently estimates that the costs associated with such upgrades projects will not be material to its operating results.

PART II       Other Information

Item 6.  Exhibits and Reports on Form 8-K

              The following exhibits are filed herewith:
                  None.

              Reports on Form 8-K:
                  None.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tanknology-NDE International, Inc.
                                              (Registrant)

Date:    August 13, 1998                        /s/ DAVID G. OSOWSKI
      ------------------------        ------------------------------------------
                                      David G. Osowski
                                      Vice President and Chief Financial Officer