Form 10QSB
period 1998-09-30
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-11-13
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

  [ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from ________________ to _________________.



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

                                    Yes     [X]        No   [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.







                        Outstanding at September 30,
Class                               1998
--------------       -----------------------------------

Common                           16,404,166




Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No   [X]

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


                                                                                          Page Number

PART I    Financial Information

Item 1.   Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets  (Unaudited)
                  September 30, 1998 and December 31, 1997 .........................................3

              Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months and Nine Months Ended September 30, 1998 and 1997....................4

              Condensed Consolidated  Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997.....................................5

              Notes To Condensed Consolidated Financial Statements (Unaudited)......................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....9



PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K.........................................................13

               Tanknology-NDE International, Inc. and Subsidiaries


PART I            Financial Information
Item 1.  Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets


                                                                           September 30, 1998   December 31, 1997
                                                                           ------------------   -----------------
ASSETS                                                                         (Unaudited)

     Cash and equivalents..................................................$        --          $       193,627
     Trade accounts receivable, less allowance for doubtful accounts of
         $1,472,177 at September 30, 1998 and $1,066,331 at December 31,
         1997.......................................................             13,536,249           9,856,826
     Inventories...........................................................         594,038             482,107
     Prepaid expenses and other current assets.............................         684,306           1,149,950
                                                                           ------------------   -----------------
         Total Current Assets..............................................      14,814,593          11,682,510

     Restricted cash.......................................................       3,000,000           3,000,000

     Equipment and improvements, net of accumulated depreciation of
         $13,117,871 at September 30, 1998 and $11,052,586 at December 31,
         1997........................................................             6,097,644           4,812,500
     Goodwill, net of accumulated amortization of $84,280 at September 30,
         1998.........................................................            2,442,277         --
     Patents, licenses and other intangible assets, net of accumulated amortization of $1,443,398 at September 30, 1998 and $1,169,104 at
         December 31, 1997.................................................       1,130,309           1,604,194
     Deferred financing costs, net.........................................         731,864             649,614
                                                                           ------------------   -----------------
         Total Assets......................................................$     28,216,687 $        21,748,818
                                                                           ==================== ===================
                                                                           ------------------   -----------------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

     Accounts payable .....................................................$      2,821,236     $     2,675,345
     Accrued liabilities...................................................       2,357,987           2,249,208
     Accrued payroll and payroll taxes.....................................       3,368,013           1,959,273
     Current portion of long-term debt.....................................       1,925,563           4,055,072
         Total Current Liabilities.........................................      10,472,799          10,938,898

     Long term debt, less current portion .................................      15,984,662          10,589,252

     Deferred license revenue..............................................         241,224             525,000

     Redeemable convertible preferred stock, at redemption value...........       1,500,000           1,500,000

     Stockholders' Equity (Deficit):
         Series AAA Convertible  Preferred Stock, $.0001 par value;  authorized,
              400 shares; issued and outstanding 1 share stated
              at liquidation value of $5,000...............................        --                     5,000
         Common stock, $.0001 par value; authorized, 50,000,000 shares;
              issued and outstanding 16,404,166 shares at September 30,
              1998, and 15,978,610 shares at  December 31, 1997............           1,640               1,598
         Warrants..........................................................         321,000             291,000
         Additional paid-in capital........................................      27,661,217          27,578,446
         Accumulated deficit...............................................     (27,959,499)        (29,659,297)
         Cumulative foreign currency translation adjustment................          (6,356)            (21,079)
                                                                           ------------------   -----------------
                                                                                     18,002          (1,804,332)
                                                                           ------------------   -----------------
         Total Liabilities, Redeemable Convertible Preferred Stock
                and Stockholders' Deficit................................. $     28,216,687     $    21,748,818
                                                                           ==================== ===================

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                    Three Months Ended                       Nine Months Ended
                                             -------------------------------        --------------------------------
                                              September 30,    September 30,         September 30,    September 30,
                                                 1998              1997                  1998             1997
                                             --------------   --------------        --------------    --------------

Revenues.................................... $  17,405,934    $   9,889,309         $  44,513,355     $  25,407,707

Cost of services............................    12,830,362        7,410,762            33,044,725        19,211,475
                                             --------------   --------------        --------------    --------------

     Gross Margin...........................     4,575,572        2,478,547            11,468,630         6,196,232

Selling, general and administrative.........     3,256,279        1,853,215             8,377,025         5,971,560
                                             --------------   --------------        --------------    --------------

     Operating Income ......................     1,319,293          625,332             3,091,605           224,672

Other income (expense):
      Interest income.......................        31,641           66,202                93,437            66,202
      Interest expense......................      (447,258)        (810,570)           (1,243,597)       (2,481,934)
     Other income (expense), net............        13,702            --                   18,606           --
                                             --------------   --------------        --------------    --------------

     Income (Loss) Before Provision
         for Income Taxes...................       917,378         (119,036)            1,960,051        (2,191,060)

Provision for income taxes..................       226,356              600               260,253            25,900
                                             --------------   --------------        --------------    --------------

      Net Income (Loss).....................       691,022         (119,636)            1,699,798        (2,216,960)

Less - Preferred stock dividends............       (37,500)           --                 (112,500)          --
                                             --------------   --------------        --------------    --------------

     Net Income (Loss) Available to
         Common Shareholders................ $     728,522    $    (119,636)        $   1,812,298     $  (2,216,960)
                                             ==============   ==============        ==============    ==============

     Basic Income (Loss) Per Share.......... $        0.04    $       (0.01)        $        0.10     $       (0.14)
                                             ==============   ==============        ==============    ==============


     Diluted Income (Loss) Per Share........ $        0.03    $       (0.01)        $        0.07     $       (0.14)
                                             ==============   ==============        ==============    ==============


See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                     -------------------------------
                                                                      September 30,    September 30,
                                                                          1998              1997
                                                                     --------------   --------------
Cash Flows from Operating Activities

     Net income (loss) ...........................................   $   1,699,798    $  (2,216,960)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
(Used in) Operating Activities

     Depreciation and amortization ...............................       2,270,124        2,933,932
     Amortization of discounts and financing costs ...............         207,445        1,101,222
     Deferred license revenue earned .............................        (127,282)            --
     Gain on sale of equipment ...................................            --            (75,589)
     Other .......................................................          14,723            3,184

Changes in Operating Assets and Liabilities

      Trade accounts receivable ..................................      (3,498,389)      (3,100,026)
      Inventories ................................................        (111,931)        (254,661)
      Prepaid expenses and other current assets ..................         488,365          331,476
      Accounts payable ...........................................         (13,647)         837,640
      Accrued liabilities ........................................        (336,832)      (2,386,785)
      Accrued payroll and payroll taxes ..........................       1,321,718          (58,339)
                                                                     --------------   --------------
      Net cash provided by (used) in operating activities ........       1,914,092       (2,884,906)

Cash Flows from Investing Activities

     Proceeds from sale of USTMAN ................................            --          5,250,000
     Proceeds from sale of  licenses .............................            --          1,947,500
     Additions to equipment and improvements .....................      (3,169,841)      (1,729,250)
     Business acquisition ........................................        (765,000)            --
     Proceeds from sale of equipment .............................            --             79,758
     Other .......................................................          (5,409)          (4,095)
                                                                     --------------   --------------
     Net cash provided by (used in) investing activities .........      (3,940,250)       5,543,913

Cash Flows from Financing Activities

     Net proceeds from revolving line of credit ..................       2,857,333             --
     Preferred stock dividends ...................................        (112,500)            --
     Proceeds from long-term debt ................................       1,291,440        2,840,688
     Payments on long-term debt ..................................      (1,953,172)      (4,763,391)
     Repurchase of series AAA convertible preferred stock ........          (5,000)            --
     Restricted cash .............................................            --         (3,000,000)
     Deferred financing costs ....................................        (245,570)            --
                                                                     --------------   --------------
     Net cash provided by (used in) financing activities .........       1,832,531       (4,922,703)

     Net decrease in cash and equivalents ........................        (193,627)      (2,263,696)

     Cash and equivalents at beginning of period .................         193,627        2,412,233

                                                                     --------------   --------------
     Cash and equivalents at end of period .......................   $        --      $     148,537
                                                                     ==============   ==============


Supplemental cash flow information:

     Note payable from business acquisition ......................   $     750,000
     Common stock issued in business acquisition .................         195,313
     Warrants issued in business acquisition .....................          30,000
     Liabilities  incurred in business acquisition ...............         239,601

See accompanying notes to condensed consolidated financial statements

               Tanknology-NDE International, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     NOTE 1: ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The consolidated financial statements of Tanknology-NDE International, Inc. and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1998 and 1997 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1998 and 1997 and the results of operations and cash flows for the periods then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


     NOTE 2: INCOME (LOSS) PER SHARE CALCULATIONS

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                                        Three Months Ended             Nine Months Ended
                                                    --------------------------   ---------------------------

                                                    September      September      September      September
                                                     30, 1998       30, 1997       30, 1998       30, 1997
                                                   -----------    -----------    -----------    -----------
Numerator:
     Net income (loss) .........................   $   691,022    $  (119,636)   $ 1,699,798    $(2,216,960)
     Preferred stock dividends .................       (37,500)          --         (112,500)          --
                                                   -----------    -----------    -----------    -----------
     Numerator for basic income (loss) per share
     -income available to common shareholders ..       728,522       (119,636)     1,812,298     (2,216,960)

     Effect of dilutive securities - preferred
     stock dividends ...........................        37,500           --          112,500           --
                                                   -----------    -----------    -----------    -----------
     Numerator for diluted income (loss) per
     share .....................................   $   766,022    $  (119,636)   $ 1,924,798    $(2,216,960)

               Tanknology-NDE International, Inc. and Subsidiaries


                                                        Three Months Ended             Nine Months Ended
                                                    --------------------------   ---------------------------

                                                    September      September      September      September
                                                     30, 1998       30, 1997       30, 1998       30, 1997
                                                   -----------    -----------    -----------    -----------
Denominator:
     Denominator for basic income (loss) per
     share - weighted-average shares ...........     16,303,623    15,978,610      16,201,960      15,978,610

     Effect of dilutive securities:
     Stock options .............................      3,680,104          --         3,873,458            --
     Warrants ..................................      2,850,530          --         3,157,291            --
     Convertible preferred stock ...............      1,147,139          --         1,387,578            --
                                                   ------------    ----------    ------------    ------------
     Dilutive potential common shares ..........      7,677,773          --         8,418,327            --

     Denominator for diluted earnings (loss) per
     share - adjusted weighted- average shares
     and assumed  conversions ..................     23,981,396          --        24,620,287            --
                                                   ============    ==========    ============    ============

     Basic income (loss) per share .............   $       0.04    $    (0.01)   $       0.10    $      (0.14)
                                                   ============    ==========    ============    ============


     Diluted income (loss) per share ...........   $       0.03    $    (0.01)   $       0.07    $      (0.14)
                                                   ============    ==========    ============    ============


     NOTE 3: COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 was as follows:


                                                  Three Months Ended            Nine Months Ended
                                              -------------------------    -------------------------
                                               September     September      September     September
                                                30, 1998      30, 1997       30, 1998      30, 1997
                                              -----------   -----------    -----------   -----------

Net income (loss) .........................   $   691,022   $  (119,636)   $ 1,699,798   $(2,216,960)
Foreign currency translation gain (loss)...        10,682         3,891         14,723       (13,212)
                                              -----------   -----------    -----------   -----------
    Total comprehensive income (loss) .....   $   701,704   $  (115,745)   $ 1,714,521   $(2,230,172)
                                              ===========   ===========    ===========   ===========

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


     NOTE 5: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

               Tanknology-NDE International, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenue of certain items included in the Company's statements of operations for the three month and nine month periods ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998, include the results of operations of USTMAN Industries ("USTMAN") which was sold in May 1997 and certain Canadian operations ("Canada") that were sold in February 1997.


                                           Three Months Ended                          Nine Months Ended
                                 --------------------------------------      --------------------------------------

                                    September        September        September       September
                                     30, 1998         30, 1997         30, 1998        30, 1997
                                 --------------   --------------   --------------   --------------

Revenues                                 100%             100%             100%            100%

Cost of Sales                             74%              75%              74%             76%
                                 --------------   --------------   --------------   --------------

Gross Margin                              26%              25%              26%             24%

Selling, General and
Administrative                            18%              19%              18%             23%

                                 --------------   --------------   --------------   --------------
Operating Income                           8%               6%               8%              1%

Interest Expense                           3%               7%               3%             10%

                                 --------------   --------------   --------------   --------------
Net Income (Loss) Before
Provision for Income Taxes                 5%              (1)%              5%             (9)%

Provision for Income Taxes                 1%              --                1%             --
                                 --------------   --------------   --------------   --------------
Net Income (Loss)                          4%              (1)%              4%             (9)%
                                 ==============   ==============   ==============   ==============


Revenues

     Revenues for the three months ended September 30, 1998 were $17,405,934 compared to $9,889,309 in the 1997 period, an increase of $7,516,625 or 76%. The increase in revenues is primarily due to the following factors; i) an over 150% increase in revenues in the Construction Services Division , ii) continuation of a large upgrade program for a major customer that began in the second half of 1997, iii) an over 165% increase in cathodic protection installation, maintenance, repair and inspection revenues and iv) a 200% increase in compliance management services revenues.

     For the nine months ended September 30, 1998, revenues were $44,513,355 compared to $25,407,707 in the 1997 period, an increase of $19,105,648, or 75%. Revenues in the nine months of 1997 included $105,787 of revenues from Canada and $1,884,361 of revenues from USTMAN. Excluding the revenues from these two sold entities, comparable revenues for 1997 were $23,417,559. The increase in comparable revenues of $21,095,796 or 90% from 1997 is primarily due to the following factors; i) an increase in revenues of $5,723,816 generated by the Construction Services Division which did not begin operations until the third quarter of 1997, ii) continuation of a large upgrade program for a major customer that began in the second half of 1997, iii) an over 200% increase in cathodic protection installation, maintenance, repair and inspection revenues and iv) an over 200% increase in compliance management services revenue.

               Tanknology-NDE International, Inc. and Subsidiaries


Cost of  Services

     Cost of services for the three months ended September 30, 1998 were $12,830,362 or 74% of revenue compared to $7,410,762 or 75% of revenue in 1997, an increase of $5,419,600, or 73%. Gross margin was $4,575,572 or 26% of revenue for 1998, compared to $2,478,547 or 25% of revenue for 1997. The increase in gross margin percentage is primarily due to lower depreciation and higher vehicle and technician capacity utilization.

     For the nine months  ended  September  30, 1998,  cost of services  totaled
$33,044,725 compared to $19,211,475 in the 1997 period, an increase of $13,833,250 or 72%. Gross margin was $11,468,630 or 26% of revenue in 1998, compared to $6,196,232 or 24% of revenue in 1997. The increase in gross margin percentage is primarily due to lower depreciation and higher vehicle and technician capacity utilization.

Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended September 30, 1998 was $3,256,279 or 18% of revenue compared to $1,853,215 in 1997 or 19% of revenue, an increase of $1,403,064 or 76% compared to the three months ended September 30, 1997. The increase in selling, general, and administrative expenses is due to additional sales and administrative resources to support the growth in revenue and varieties of services offered. The decrease in the percentage of sales from 19% to 18% is due primarily to the growth in revenue without having to add proportionately to SG&A expenses and to a lesser extent reductions in insurance and telecommunications costs.

     For the nine months ended September 30, 1998, selling, general, and administrative expense were $8,377,025 or 18% of revenue compared to $5,971,560 in 1997 or 23% of revenue, an increase of $2,405,465 or 40% compared to the 1997 period. The increase in selling, general, and administrative expense is due to the addition of sales and administrative resources to support both the growth in revenue and the varieties of services offered by the Company. Adjusting for the disposals of USTMAN and Canada, comparable SG&A expense in 1997 was $5,810,443 or 25% of comparable revenue. The decrease in the percentage of sales from 25% to 18% is due primarily to the growth in revenue without having to add proportionately to SG&A expenses and to a lesser extent reductions in insurance and telecommunications costs.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended September 30, 1998, EBITDA was $2,154,014 or 12% of revenues compared to $1,535,054 or 16% of revenues in 1997. The increase in EBITDA of $618,960 or 40% was primarily due to the increased revenues in the 1998 period compared to the 1997 period.

     For the nine months ended September 30, 1998, EBITDA was $5,361,729 or 12% of revenues compared to $3,156,604 or 12% of revenues in 1997. Adjusting for the disposals of USTMAN and Canada, comparable EBITDA in the first nine months of 1997 was $2,503,926 or 11% of revenues. The increase in EBITDA, as adjusted, of $2,857,803 or 114% was primarily due to the increased revenues in the first nine months of 1998 compared to the first nine months of 1997.

     EBITDA represents net income before depreciation, amortization, interest expense and income taxes. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Also, EBITDA, as computed by the Company, is not necessarily comparable to similarly titled amounts of other companies.

Interest Expense

     Interest expense for the three months ended September 30, 1998 was $447,258 or 3% of revenue compared to $810,570 or 7% of revenue in 1997, a decrease of $363,312 or 45%. The decrease in interest expense is due to the refinancing of subordinated debt in December 1997. This refinancing reduced related accretion expense for the third quarter of 1998 by $150,000; reduced the interest rate from 13% to 10% resulting in lower comparable interest costs of approximately

               Tanknology-NDE International, Inc. and Subsidiaries



$41,000; and replaced $1.5 million of the subordinated debt with convertible redeemable preferred stock which eliminated approximately $48,000 of interest costs for the comparable period. This refinancing also resulted in the retirement of the warrants with put options and eliminated related accretion expense of $200,250.

     For the nine months ended September 30, 1998, interest expense was $1,243,597 or 3% of revenue compared to $2,481,934 or 10% of revenue in 1997, a decrease of $1,238,337 or 50%. The decrease in interest expense is due to: i) continued pay-down of long-term debt, ii) the refinancing of subordinated debt in December 1997 which reduced related accretion expense for the first three quarters of 1998 by $450,000, reduced the interest rate from 13% to 10% which reduced interest costs by approximately $123,000, and replaced $1.5 million of the debt with convertible redeemable preferred stock which eliminated approximately $144,000 of interest costs for the comparable period, iii) the retirement of warrants with put options which eliminated accretion expense totaling $600,750 in the first three quarters of 1997.

Income Taxes

     The Company has incurred tax losses through 1997 and has accumulated net operating loss carryforwards. However as a result of a change in control of ownership of the Company's stock as defined by Internal Revenue Code Section 382, the Company's accumulated losses were substantially limited so that of the approximate $22 million accumulation as of the date of change of control only $100,000 per year are available to offset current and future taxable income. Subsequent to the change of control, the Company incurred additional net operating losses and as of December 31, 1997 had approximately $2.1 million of unrestricted net operating loss carryforwards available.

     Based on the Company's current forecast for 1998, the Company believes that it will fully utilize all of the unrestricted net operating loss carryforwards and the annual Section 382 limitation in 1998 and realize additional taxable income. Accordingly, in the third quarter of 1998, the Company has recorded an income tax provision on estimated taxable income through September 30, 1998 based upon its estimated 13% effective tax rate for the entire year. Due to the significant leveraging effect of the utilization of the net operating loss carryforwards, this effective tax rate estimate will vary if the actual results for the year vary significantly from the projections.

Net Income (Loss)

     For the three months ended September 30, 1998, the Company had net income of $691,022 before preferred stock dividend requirements compared to a loss of $119,636 in 1997, an improvement of $810,658. This was primarily due to the increased revenues in the 1998 period compared to the 1997 period and the debt refinancing that occurred in December 1997.

     For the nine months ended September 30, 1998, the Company had net income of $1,699,798 before preferred stock dividend requirements compared to a loss of $2,216,960 in 1997, an improvement of $3,916,758. Adjusting for the disposals of USTMAN and Canada, the comparable net loss in the first nine months of 1997 was $2,583,852 or 11% of comparable revenues. The decrease in the net loss of $4,283,650 was primarily due to the increased revenues in the first nine months of 1998 compared to the first nine months of 1997 and the debt refinancing that occurred in December 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company had working capital of $4,341,794 compared to working capital of $743,612 at December 31, 1997. Cash provided by operating activities of $1,914,092 for the nine months ended September 30, 1998 increased by $4,798,998 as compared to cash used in operating activities of $2,884,906 in 1997. The cash provided by operating activities in the nine months ended September 30, 1998 increased due to the increase in net income and the increase in accrued payroll and payroll taxes (due to increase in number of employees and the timing of payments of related withholdings and taxes) partially offset by the decrease in depreciation.

     Cash used in investing activities totaled $3,940,250 (consisting primarily of $3,169,841 for capital expenditures and $765,000 for the acquisition of Outbound Services, Inc.) for the nine months ended September 30, 1998 compared to cash provided by investing activities of $5,543,913 in the 1997 period. On February 20, 1997, the Company sold substantially all of the operating assets of its Canadian operation. The Company realized proceeds of $1,147,500 related to

               Tanknology-NDE International, Inc. and Subsidiaries



the sale of the business and technology licenses and $50,000 from the sale of the fixed assets of the Canadian operations. On May 22, 1997, the Company sold USTMAN realizing cash proceeds of $5,250,000.

     On August 7, 1998, the Company acquired the shares of Outbound Services Inc. for $765,000 cash, a 10% note for $750,000 payable in monthly installments over two years and a final payment of $200,000, 250,000 shares of company stock valued at $195,313 and warrants for 500,000 shares of company stock exercisable at $2 per share, subject to adjustment, valued at $30,000. The Company also incurred $239,601 of related acquisition costs.

     At  September  30,  1998,  the  Company  had  outstanding   long-term  debt
(including current maturities) of $17,910,225 compared to $14,644,324 at December 31, 1997. Required term-loan principal repayments of $600,000, a net $2,857,333 borrowings on the revolving credit line and other debt repayments, net of new borrowings, of $61,732 were made during the first three quarters.
At September 30, 1998, the Company had $3,665,000 available for additional borrowing under its revolving credit agreement. As of September 30, 1998, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

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

Year 2000 Risks

     The Year 2000 issue is the result of computer software programs being coded to use two digits rather than four to define the year. Some of the Company's existing computer programs that have date-sensitive coding may recognize a date "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations. The Company believes that the continuing existence of a significant non-Year 2000-compliant systems and applications would have a material adverse effect on the Company's ability to conduct business after January 1, 2000.

     Substantially all of the Company's network was built in the last three years. As a result, the Company believes that it does not have a investment in legacy systems which has substantial Year 2000 issues. However, the Company has established a project team to identify, evaluate and address any existing Year 2000 issues. This Year 2000 effort covers the Company's telecommunications services, and other operational and financial information technology ("IT") systems and applications. Also included in this effort are various other systems such as building operations and individual personal computers used by Company personnel The project team is reviewing the status of the Year 2000 compliance effort of our key suppliers and other business partners and will be developing business continuity plans related to Year 2000 issues. While the Year 2000 project team is evaluating all potentially non-compliant systems, the Year 2000 effort is structured to give priority to those systems identified as "mission critical".

     The project team has identified the following principal phases of the project: a) assessment and planning, b) remediation, c) testing, d) implementation and monitoring, and e) contingency planning. The assessment phase is expected to be substantially complete by January 31, 1999. The Company has established a target date of June 30, 1999, for remediation of mission critical systems. Of the applications identified as critical, many have already been remediated and are being tested. Testing is expected to be completed by January 31, 1999, for all applications. In addition, all new components being purchased as part of the Company's ongoing network and IT infrastructure expansion are being evaluated to ensure compliance.

               Tanknology-NDE International, Inc. and Subsidiaries


     There can be no assurances that third parties will convert their critical systems and processes in a timely manner. Such failure by any of theses parties could disrupt the Company's business. Therefore, in addition to evaluating its own internal systems, the Company is in the process of evaluating and documenting the status of Year 2000 compliance efforts by its key suppliers.

     The Company currently projects that it will incur and expense approximately $150,000 through the end of 2000 in connection with the Year 2000 remediation project, of which less than $25,000 has been incurred and expensed as of September 30, 1998. Such amounts are exclusive of amounts which were already anticipated to be spent on new hardware and software purchases resulting from the expansion of the Company's network and other business operations. The Company believes that a significant portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. This redeployment may cause delays in making other IT or network upgrades or enhancements; however, the delays are not expected to have a material effect on the Company's operations.

     As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and anticipates developing contingency and business continuity plans tailored for Year 2000-related problems by December 31, 1998. These plans are expected to provide for key operational back-up, recovery and restoration alternatives.

     The above information is based on estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and other unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.



PART II       Other Information

Item 6. Exhibits and Reports on Form 8-K

          The following exhibits are filed herewith:

               2.3 Stock Purchase Agreement by and between Tanknology-NDE International, Inc. and Outbound Services, Inc. and the Stockholders of Outbound Services, Inc. dated as of August 7, 1998.

               4.3  1989 Stock Option Plan

               4.4  1995 Incentive Plan for Non-management Employees


          Reports on Form 8-K:

               None.

               Tanknology-NDE International, Inc. and Subsidiaries


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Tanknology-NDE International, Inc.
                                    (Registrant)

Date:       November 12, 1998            /s/ DAVID G. OSOWSKI
          --------------------      ------------------------------------------
                                    David G. Osowski
                                    Vice President and Chief Financial Officer