Form 10QSB/A
period 1998-09-30
TANKNOLOGY NDE INTERNATIONAL INC
filed 1998-11-16
CIK 851476

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


     The undersigned registrant hereby amends the following items, financial statements, and Notes to the financial statements of its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998 as set forth in the pages attached hereto:

          Condensed Consolidated Statement of Operations is hereby amended and replaced in its entirety to correct an error in the calculation of the Net Income (Loss) Available to Common Shareholders for the 3 and 9 month periods ending September 30, 1998.

          Note 2 is hereby amended and replaced in its entirety to correct an error in the calculation of the Numerator for basic income (loss) per share -income available to common shareholders and the Numerator for diluted income (loss) per share for the 3 and 9 month periods ending September 30, 1998.


                                    Tanknology-NDE International, Inc.
                                    (Registrant)

Date:       November 16, 1998            /s/ DAVID G. OSOWSKI
          --------------------      ------------------------------------------
                                    David G. Osowski
                                    Vice President and Chief Financial Officer

               Tanknology-NDE International, Inc. and Subsidiaries


PART I            Financial Information

Item 1.  Financial Statements (Unaudited)


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                             -------------------------------        --------------------------------
                                              September 30,    September 30,         September 30,    September 30,
                                                 1998              1997                  1998             1997
                                             --------------   --------------        --------------    --------------

Revenues.................................... $  17,405,934    $   9,889,309         $  44,513,355     $  25,407,707

Cost of services............................    12,830,362        7,410,762            33,044,725        19,211,475
                                             --------------   --------------        --------------    --------------

     Gross Margin...........................     4,575,572        2,478,547            11,468,630         6,196,232

Selling, general and administrative.........     3,256,279        1,853,215             8,377,025         5,971,560
                                             --------------   --------------        --------------    --------------

     Operating Income ......................     1,319,293          625,332             3,091,605           224,672

Other income (expense):
      Interest income.......................        31,641           66,202                93,437            66,202
      Interest expense......................      (447,258)        (810,570)           (1,243,597)       (2,481,934)
     Other income (expense), net............        13,702            --                   18,606           --
                                             --------------   --------------        --------------    --------------

     Income (Loss) Before Provision
         for Income Taxes...................       917,378         (119,036)            1,960,051        (2,191,060)

Provision for income taxes..................       226,356              600               260,253            25,900
                                             --------------   --------------        --------------    --------------

      Net Income (Loss).....................       691,022         (119,636)            1,699,798        (2,216,960)

Less - Preferred stock dividends............       (37,500)           --                 (112,500)          --
                                             --------------   --------------        --------------    --------------

     Net Income (Loss) Available to
         Common Shareholders................ $     653,522    $    (119,636)        $   1,587,298     $  (2,216,960)
                                             ==============   ==============        ==============    ==============

     Basic Income (Loss) Per Share.......... $        0.04    $       (0.01)        $        0.10     $       (0.14)
                                             ==============   ==============        ==============    ==============


     Diluted Income (Loss) Per Share........ $        0.03    $       (0.01)        $        0.07     $       (0.14)
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

               Tanknology-NDE International, Inc. and Subsidiaries


     NOTE 2: INCOME (LOSS) PER SHARE CALCULATIONS

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                                        Three Months Ended             Nine Months Ended
                                                    --------------------------   ---------------------------

                                                    September      September      September      September
                                                     30, 1998       30, 1997       30, 1998       30, 1997
                                                   -----------    -----------    -----------    -----------
Numerator:
     Net income (loss) .........................   $   691,022    $  (119,636)   $ 1,699,798    $(2,216,960)
     Preferred stock dividends .................       (37,500)          --         (112,500)          --
                                                   -----------    -----------    -----------    -----------
     Numerator for basic income (loss) per share
     -income available to common shareholders ..       653,522       (119,636)     1,587,298     (2,216,960)

     Effect of dilutive securities - preferred
     stock dividends ...........................        37,500           --          112,500           --
                                                   -----------    -----------    -----------    -----------
     Numerator for diluted income (loss) per
     share .....................................   $   691,022    $  (119,636)   $ 1,699,798    $(2,216,960)

Denominator:
     Denominator for basic income (loss) per
     share - weighted-average shares ...........     16,303,623    15,978,610      16,201,960      15,978,610

     Effect of dilutive securities:
     Stock options .............................      3,680,104          --         3,873,458            --
     Warrants ..................................      2,850,530          --         3,157,291            --
     Convertible preferred stock ...............      1,147,139          --         1,387,578            --
                                                   ------------    ----------    ------------    ------------
     Dilutive potential common shares ..........      7,677,773          --         8,418,327            --

     Denominator for diluted earnings (loss) per
     share - adjusted weighted- average shares
     and assumed  conversions ..................     23,981,396          --        24,620,287            --
                                                   ============    ==========    ============    ============

     Basic income (loss) per share .............   $       0.04    $    (0.01)   $       0.10    $      (0.14)
                                                   ============    ==========    ============    ============


     Diluted income (loss) per share ...........   $       0.03    $    (0.01)   $       0.07    $      (0.14)
                                                   ============    ==========    ============    ============