Form 10KSB
period 1998-12-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1999-04-01
CIK 851476

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                  FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number: 1-10361


                       Tanknology-NDE International, Inc.
                 (Name of small business issuer in its charter)


           Delaware                                     95-3634420
State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1998 were $66,845,455.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 22, 1999 was approximately $1,521,709.

As of March 26, 1999, there were 16,745,040 outstanding shares of common stock, $0.0001 par value, of the Issuer.

                                DOCUMENTS OMITTED
None.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No   [X]

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



                                Table of Contents

                                                                            Page

PART I
  Item 1.  Description of Business.............................................3
  Item 2.  Description of Property............................................13
  Item 3.  Legal Proceedings..................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders................14


PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters...........14
  Item 6.  Management's Discussion and Analysis or Plan of Operation..........15
  Item 7.  Financial Statements ..............................................22
  Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................23

PART III
  Item 9.  Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act.....24
  Item 10. Executive Compensation.............................................25
  Item 11. Security Ownership of Certain Beneficial Owners and Management.....29
  Item 12. Certain Relationships and Related Transactions.....................32
  Item 13. Exhibits and Reports on Form 8-K...................................33

SIGNATURES....................................................................40

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Tanknology-NDE International, Inc. (the "Company" or "TNDE") was incorporated in Delaware in 1988. The Company is a holding company that conducts business through its wholly-owned subsidiaries. At December 31, 1998, the Company's subsidiaries included Tanknology/NDE Corporation, 2368692 Canada, Inc. (formerly known as Tanknology Canada (1988) Inc.) ("Tanknology Canada"), NDE Environmental Canada Corporation ("NDE Canada"), ProEco, Inc. ("ProEco"), EcoAm, Inc., Tanknology-NDE Construction Services, Inc. ("Tanknology Construction"), Outbound Services, Inc. ("OSI") and ProEco, Ltd. The Company provides environmental compliance services, equipment installation, construction project management and consulting to owners and operators of aboveground and underground storage tanks ("USTs") in the United States and internationally through licensees. Additionally, through OSI, the Company provides maintenance management services for retail quick service restaurants as well as UST owners and operators. Customers purchase the Company's services primarily to remain in compliance with laws pertaining to environmental protection and to conduct their operations in a manner that limits their exposure to liability for incidental environmental damage.

Forward-Looking Statements

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward- looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, changes in Environmental Protection Agency ("EPA") regulations and other regulations affecting the Company or its customers, the outcome of litigation, the loss of a significant customer or group of customers, disruptions in or the failure of the Company's information management system or technological obsolescence.

Mergers and Acquisitions

     The  Company's   business  has  historically  grown  through  a  series  of acquisitions beginning in March 1990. The Company has acquired testing technology, licenses, testing vehicles and other assets as a result of these acquisitions. The Company expects that it will continue to make strategic acquisitions in the future.

Outbound Services, Inc. Acquisition

     On August 7, 1998, the Company acquired all of the operating assets and assumed the liabilities of OSI. The acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding stock of OSI.

     OSI engages in the business of providing site service management to primarily retail fuel and food service providers. It provides numerous service capabilities to owners and operators of these sites such as seven-day, twenty-four hour call center availability, contractor management and dispatch, equipment warranty tracking and other services. The Company believes that the acquisition of OSI allows it to expand the range of services that it offers to its existing customer base, which owns and/or operates USTs, and also to begin penetrating the quick service restaurant market with its current services such as construction management and equipment installation and repair.

Tanknology UST Acquisition

     On October 25, 1996, the Company acquired substantially all of the operating assets and liabilities of the Tanknology UST Group ("UST Group") of Tanknology Environmental, Inc. ("TEI") (the "TEI Acquisition"). The UST Group's operations were principally conducted through three subsidiaries of TEI:
Tanknology  Corporation  International  ("TCI"),  Tanknology  Canada, and USTMAN

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



Industries, Inc. ("USTMAN"). The TEI Acquisition was accomplished by means of the Company's purchase of all of the issued and outstanding capital stock of these subsidiaries.

     Prior to the TEI Acquisition, TCI was engaged in substantially the same business and in the same market as the Company and was the Company's largest direct domestic competitor. Additionally, TCI was a provider of UST corrosion protection services, a service not formerly offered by TNDE. Immediately following the TEI Acquisition, the Company merged its primary operating subsidiary, NDE Testing & Equipment, Inc., into TCI and changed its name to Tanknology/NDE Corporation. The combined entity comprises the largest component of the Company's domestic operations, field services. As a result of the TEI Acquisition, the Company believes that the resulting entity is the largest and only nationwide provider of UST services.

USTMAN Disposition

     USTMAN provided statistical inventory reconciliation ("SIR") services. SIR meets the post-1998 EPA precision requirement for leak detection. SIR may also identify other conditions of concern to UST operators such as pilferage or flaws in record keeping. On May 22, 1997, The company sold USTMAN to Watson General Corporation (since renamed USTMAN Technologies, Inc.). The Company did not realize any gain or loss on this sale as the net proceeds from the sale approximated the carrying value of the tangible and intangible assets of USTMAN.

Canada Disposition

     An element of the Company's strategy is to focus financial, management and other resources on operations in the United States and leverage its technology base internationally through licensing arrangements. Consistent with this strategy, in 1995, TNDE made the decision to phase out its operations in Canada and entered into a licensing agreement for western Canada. In 1996, the Company secured a licensee for the eastern part of Canada and, prior to the TEI Acquisition, ceased the operations of NDE Canada. On February 20, 1997, the Company sold substantially all of the operating assets of Tanknology Canada to the Company's eastern Canada licensee. The Company did not realize any gain or loss on this sale as the net proceeds from the sale approximated the carrying value of the tangible and intangible assets of Tanknology Canada.

Lines of Business

     The Company offers comprehensive services to its customer base of retail and non-retail fuel distributors who own or operate USTs. The Company has two main operating lines that reflect its primary lines of business: Field Services and Management Services. Management Services is comprised of four divisions:
Compliance Management Services, Construction Services, Maintenance Services and International.

     The Company expects that over the next several years that it will see a significant decline in its precision tank testing services and compliance related installation services as new government regulations and enforcement thereof take effect. Accordingly, the Company plans to broaden its historical service offerings to replace these revenues. In 1997, the Company entered into the Construction Services field and also expanded its installation of automatic tank gauges ("ATG"). In 1998, the Company entered the Service Management business through the acquisition of OSI and entered the ATG monitoring ("Site Sentry") business. The Company expects that it may introduce new services related to its current business and may expand certain existing service offerings.


Field Services

     Historically, the principal business of the Company's Field Services division ("Field Services") has been the precision testing of petroleum USTs and associated piping to detect leaks. This service also is referred to as "tightness testing" or "integrity testing." UST owners or operators purchase testing services to comply with regulations, certify the system as tight after work has been performed on the system, investigate inventory discrepancies, satisfy environmental liability concerns and investigate for evidence of pollution or fire hazard.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



     The Company uses a number of proprietary systems to perform tightness testing on USTs. All of the Company's systems have been certified by independent laboratories as meeting EPA standards for UST testing methods. UST testing has the following general characteristics:

         o     it is performed periodically;
         o the test system is moved between UST locations by van, truck or trailer;
         o the test is precise -- capable of reliably detecting leaks smaller than 0.1 gallon per hour; and
         o the preferred testing method may differ based upon environmental or business conditions, state regulations, tank type, design or contents, owner or operator preference and other variables.

     Due to the final phase-in of EPA regulations regarding USTs on December 22, 1998, annual precision tightness testing will no longer be accepted as a primary means of meeting leak detection requirements. Revenues from this service declined both in annual revenues and as a percentage of revenues in 1998 as compared to 1997. The Company expects revenues from precision testing to continue to decline. Precision tests will still be required in certain situations (such as prior to property transfers, to confirm an inconclusive SIR result or to confirm a leak indicated by an ATG) but at greatly reduced frequency.

     Field Services provides Stage II Testing to verify the functionality of Stage II vapor recovery equipment and to verify that this equipment does not leak. Stage II equipment collects vapor emissions displaced from a vehicle's gas tank during refueling and incinerates or returns the vapor to the UST. EPA limitations on fuel vapor emissions are designed to help reduce ozone layer depletion and are enforced in metropolitan areas that do not attain emissions targets set forth in the Clean Air Act. Field Services also provides pipeline and container leak detection services ("Specialty Testing"). Specialty Testing vehicles are equipped to perform either hydrostatic or acoustic pipeline testing and large storage tank testing.

     On July 16, 1997, the EPA issued its new air quality standards for particulate matter and ozone. Implementation of these more stringent standards, which are currently under Congressional review, may increase the number of metropolitan areas subject to Stage II vapor recovery requirements. The EPA's On-board Vapor Recovery ("OBVR") requirements, which call for automakers to install in-car vapor recovery canisters, began phasing-in in 1998. Forty percent of all new cars for the model year 1999 must be equipped with OBVR systems. By 2000, all cars must have OBVR systems, and, by 2001, light duty and heavy duty trucks will be included. Although full implementation of the requirements will, over time, replace most Stage II systems and greatly reduce the Company's Stage II Testing, management does not expect the aggregate market for Stage II testing to change significantly within the next five years. In 1998, revenues from State II Testing increased from 1997 but declined as a percentage of revenue from 1997 due to the significant increase in other service areas.

     Field Services also installs ATGs. In 1998, Field Services derived approximately 30% of its revenues from the installation, inspection, maintenance and parts sales associated with ATGs, up from approximately 17% in 1997. An ATG consists of a probe permanently installed in the tank and wired to a monitor to provide information on product level and temperature. These systems automatically calculate the changes in product volume that can indicate a leaking tank. ATGs meet regulatory requirements as an accepted means of monthly monitoring. After December 22, 1998, UST owners must generally use a form of monthly monitoring for leak detection requirements (such as the installation of an ATG or the use of Statistical Inventory Reconciliation "SIR" services). However, UST owners may continue to use precision tightness testing at five year intervals for ten years after the upgrades in most states. See "Government Regulations." It is currently anticipated that ATG related revenues will decline in 1999 as the Company completes an upgrade program for one customer that accounted for approximately 60% of the ATG related revenue in 1998 and as the demand for ATG services wanes due to the passing of the December 22, 1998 upgrade deadline.

     Field Services also equips, designs, installs and maintains cathodic protection systems which can include video internal tank inspection ("Petroscope"). The EPA requires all USTs and associated underground piping to be upgraded with corrosion protection by December 22, 1998. See "Government Regulations." Cathodic protection is required unless the UST system is lined with, or made of, non-corrodible material. Cathodic protection is one of two viable corrosion protection alternatives for owners or operators of steel USTs who wish to upgrade rather than close or replace their USTs. Cathodic protection prevents corrosion by making the entire steel surface act as the cathode of an electrochemical cell, transferring corrosion from the UST's metal surface to an

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



external anode. Cathodic protection systems are typically installed by drilling holes at various points around the UST and related piping, inserting anodes within the holes, wiring the anodes together and connecting the system to the facility's electrical system. Cathodic protection systems require periodic tests and inspections which are services the Company performs for its customers. For the same reasons that annual tightness testing is expected to decline, the Company expects strong demand for cathodic protection services through a period shortly after December 22, 1998. In 1998, cathodic protection related revenues increased to approximately 24% of Field Services revenues from approximately 12% of Field Service revenues in 1997.

In addition to testing and upgrading UST systems, Field Services also provides overfill protection, UST cleaning and value added site services, including surveying and compilation of site information and minor maintenance. The Field Services division may, as a customer service, subcontract the upgrading of USTs with spill protection but typically does not provide secondary containment, interstitial monitoring or groundwater or vapor monitoring.

     In 1998, Field Services revenues were approximately $53.9 million ($32.7 million in 1997), or 78% (85% in 1997), of the Company's consolidated revenues.

Management Services

     Management Services are operations that focus on providing information, data accumulation, administrative, licensing, technical, outsourcing and regulatory related services. Development of Management Services has been an integral part of the Company's strategy to diversify its service base and to develop strong relationships with its customer base. The Company has developed these services both through internal development and through the acquisition of OSI.

     In 1998 Management Services had revenues of approximately $13.4 million or 19% of the Company's consolidated revenues compared to approximately $4.3 million or 11% of 1997 consolidated revenues.

Compliance Management Services ("CMS")

     In 1995, the Company established its Compliance Management Services division to enable tank owners and operators to outsource the regulatory compliance function. Compliance Management Services provides turn-key administrative, managerial, technical, data processing and regulatory liaison services. Compliance Management Services helps UST owners and operators coordinate regulated activities and manage their relationship with regulators. On behalf of its customers, Compliance Management Services can:

         o     administer UST systems in compliance with regulations;
         o     acquire and maintain operating and regulatory permits;
         o     respond to, report and manage environmental incidents;
         o comply with Superfund Amendments Reauthorization Act ("SARA III") community right-to-know requirements;
         o     resolve environmental notices of violation or noncompliance;
         o track hazardous waste transportation via manifest and report in accordance with state requirements;
         o     prepare  and  file  state  specific   Certificates  of  Financial
               Responsibility;
         o manage the liabilities associated with the operation of USTs and the storage of hazardous material;
         o coordinate construction, maintenance, testing and contractor oversight; and
         o coordinate the provision of services from the customer's other UST vendors.

     Currently,   the  Compliance   Management  Services  division  manages  the
environmental compliance for approximately 18,000 tanks in the United States.

Construction Services

     In 1997, the Company established Tanknology Construction which provides construction management services. Tanknology Construction provides turn-key construction program management to customers that cannot, or do not want to,

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


manage large-scale, complex tank upgrade projects, removals, replacements and other petroleum related construction. Tanknology Construction program managers have many years of petroleum construction and project management experience, as well as several excellent customer relations that complement the Company's list of major customers. Additionally, as the project manager, Tanknology Construction can usually influence which sub-contractors will perform the construction or related work. This allows an opportunity for other TNDE services, with customer approval, to be specified for work. Tanknology Construction provides the following services (among numerous others) to its customers:

         o     Single point program management;
         o     Site surveys;
         o     Project design and permitting;
         o     UST upgrades;
         o     UST tank and line removals;
         o     UST installations;
         o     Canopy installations and modifications;
         o     Parts and equipment supply;
         o     Other petroleum related construction; and
         o     Coordination with services offered by other TNDE divisions.

International

     Through ProEco, TNDE licenses technology to service providers in Australia, Brazil, Canada, Chile, Columbia, Italy, South Korea, Mexico, Malaysia, New Zealand, Puerto Rico, Portugal and the United Kingdom. Service providers receive a license for specific countries or geographic areas and purchase or lease equipment from the Company. TNDE reviews certain test data, issues test reports, provides technical support and receives license or processing fees on each test using the Company's technology.

Service Management (OSI)

     In 1998, the Company entered the service management business based upon increased interest of existing and potential customers to out-source facilities and equipment repair and maintenance management activities. OSI added extensive expertise in managing maintenance activities at small pad retail sites, comprehensive information systems, extensive service history databases, an experienced call center operation and an established network of qualified vendors. This business provides comprehensive site maintenance capabilities to multi-site, retail location owners and operators, primarily in the retail fuel and food provider market. OSI provides these services to more than 5,000 sites.

     Initially, the Company purchased the assets and hired the employees of a small provider of these services located in Ohio in May 1998. In August the Company purchased all of the outstanding stock of OSI which is located in Southern California. The Company operated both locations during 1998 but closed the Ohio operation in early 1999 and consolidated its operation with the operations of OSI. OSI provides the following services (among numerous others) to its customers:

         o     Seven-day, twenty-four hour call center service;
         o Services for food service equipment, car wash equipment, fuel storage and dispensing systems, HVAC and refrigeration systems, building, lighting and electrical systems and point-of-sale and retail automation systems and equipment;
         o     Extensive site, equipment and vendor data warehousing;
         o     Equipment/repair warranty tracking;
         o     Subcontractor/vendor dispatching and tracking;
         o     Invoice auditing;
         o     Vendor and contractor management;
         o     Customized performance analysis and reporting; and
         o     Coordination with services offered by other TNDE divisions.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


Site Sentry

     Site Sentry is an twenty-four hour monitoring, management and reporting service that assists customers with maintaining compliance with EPA leak detection regulations for monthly monitoring. With Site Sentry, ATGs are remotely monitored seven days a week, twenty-four hours a day through telephone data lines or a satellite connection by a central polling computer. Required monthly reports are generated and distributed to each location. TNDE analysts evaluate, process and maintain all records which are made easily accessible to the customer via the Internet. If the ATG indicates an compliance or maintenance issue, the problem is immediately processed by the OSI call center to determine if on-site service is required or the problem can be addressed remotely, avoiding an unnecessary service call.

Site Sentry complements other TNDE services, such as compliance management and maintenance management, and furthers the Company's position as a full-service provider of integrated solutions for UST management.

Government Regulations

     EPA's regulatory structure is the primary driver for the Company's services. State and local agencies have the main regulatory enforcement responsibilities in this structure. Additionally, many of these agencies add requirements that are more strict than those of EPA.

     The EPA's  regulations  date back to 1984 when  Congress,  in  response  to concerns about groundwater contamination, included UST amendments in the 1984 Resource Conservation and Recovery Act ("RCRA"). The RCRA amendments led to the federal UST regulations found in 40 CFR 280. These regulations require that new USTs (those installed after December 22, 1988) meet certain performance standards and that older tanks be upgraded to meet comparable standards by December 22, 1998 or face closure. The regulations also require UST owners/operators to provide release detection for tanks and piping, follow standards of maintenance and record keeping and maintain financial responsibility.

Tank Upgrades

     Federal rules require USTs installed before December 22, 1988 ("existing USTs") to be upgraded with spill protection, overfill protection and corrosion protection by December 22, 1998. If owners and operators of existing USTs do not implement these upgrades, they must close those existing USTs. Failure to comply timely can result in citations, fines and reduction or elimination of insurance coverage provided by third-party firms or state reimbursement funds.

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

Leak Detection

     Since December 1993, government regulations have required leak detection for all USTs. Owners or operators of USTs that do not have a leak detection method can be cited for violations and fined. Leak detection violations can prevent the owner or operator from obtaining legally required insurance coverage and reimbursement for cleanup costs.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



     There are two categories of leak detection: monthly monitoring and tightness testing. Monthly monitoring methods must be able to detect leaks of
0.2 gallons per hour with a probability of detection of at least 95% and a probability of false alarm of no more than 5%. Tightness testing methods must be able to detect a 0.1 gallon-per-hour leak with at least a 95% probability of detection and no more than a 5% probability of false alarm.

     Leak detection is required for all new USTs after installation or upgraded USTs within ten years of upgrade. Such methods include: Statistical Inventory Reconciliation (" SIR"), ATG, secondary containment with interstitial monitoring, vapor or groundwater monitoring or other methods approved by a state regulatory authority that are at least as precise as the EPA requirements.

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

     Tightness testing combined with inventory control is an acceptable method of leak detection for existing USTs that have not been upgraded or for USTs that have been upgraded or installed within the last 10 years. For existing tanks that have not been upgraded, tightness must be tested annually if tightness testing combined with inventory control is relied upon as the leak detection method. New or upgraded tanks using this method must be tested every five years. Inventory control requires comparing "stick" inventory (daily measurements of tank contents using a calibrated "stick," conversion chart and mathematical calculations) to "book" inventory (calculated from initial inventory, deliveries and dispensing).

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

     SIR may be used currently and indefinitely to meet the leak detection requirement for existing, upgraded or new tanks and is one of the options for leak detection with suction and pressurized piping. Generally, few product or site restrictions apply to the use of SIR.

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

     Approximately 20 state regulatory authorities accept SIR on the same basis as EPA. Many states impose some restrictions on the use of SIR, and a few states do not accept it.

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

Maintenance, Record Keeping and Financial Responsibility

     Owners/operators are required to perform scheduled maintenance and testing, report suspected releases, follow proper closure and corrective action procedures and keep applicable documents available for inspection. Owners/operators must also demonstrate financial responsibility. They must be

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



able to pay the costs of cleaning up leaks and compensating third-parties for bodily injury and property damage caused by leaking USTs.

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



Distribution

Geographical

     As part of the Company's business strategy, the Company has expanded its service offerings, both through acquisitions and internal expansion. The Company plans to take advantage of its broad product line by cross marketing these services to its customers who do not use all of the offered services and by bundling separate services into a combined service offering. In 1998, the Company created a national sales organization to focus on selling the entire line of service offerings to all geographic areas. This group will supplement the Company's existing regional sales force. In addition, the Company plans to continue to develop relationships with other service providers, equipment manufacturers and distributors and others in order to more effectively market its services to a broader base of customers.

     Field Services distributes its services throughout the United States utilizing approximately 175 vehicles. Sales and operations are managed through 12 regional offices as well as the Company's headquarters. Field Services markets its services and products primarily to gasoline retailers (e.g., major oil companies, independent fuel retailers and convenience store chains), businesses with vehicle fleets that are fueled from internally-operated USTs (e.g. vehicle rental companies, package delivery services or product distributors) and tank owners or operators who maintain tanks as a source of emergency power, such as hospitals and hotels.

     CMS markets to Field Services and Construction Services customers and trade show attendees and recipients of industry trade publications. CMS services are marketed by CMS division personnel based at the Company's headquarters, the corporate sales and marketing departments and the regional Field Services office management and salespersons. CMS services are performed primarily at the Company headquarters. The Company also has customer-dedicated locations in California, Michigan and Virginia.

     Construction Services markets to Field Services and CMS customers as well as through direct sales and attendance at trade shows. Construction Services performs services throughout the United States and maintains an administrative office in Atlanta, Georgia.

     International operations are marketed through attendance at trade shows, direct sales and advertising in trade publications. International operations are managed from the Company's headquarters.

     OSI markets to Field Services, CMS and Construction Services customers as well as through direct sales efforts. OSI performs services throughout the United States and maintains administrative offices in Laguna Hills, California and Orange, Connecticut.

Information Systems and Products

     TOPS (Tanknology Order Processing System), CMSS (Compliance Management Services System), Site Sentry, WRAP (Web Report Access Program) and Tracker are the trade names for a group of proprietary information systems that facilitate the environmental compliance of UST installations and site management. Other systems that are used to support UST installations include the Company's internet access system and hazardous material tracking system. TNDE's systems

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


were developed in response to the growing informational needs of UST owners and operators in their efforts to manage complex regulatory, risk avoidance and operational requirements. While TOPS, CMSS, Site Sentry, WRAP and Tracker are not sold individually, they represent a value-added method of distribution which, management believes, gives the Company a competitive advantage in serving large customers with:

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

     CMSS is a comprehensive management information system that tracks UST site data, test/upgrade histories, contractor visits and regulatory inquiries to help ensure full compliance information is available when needed.

     Site Sentry is a system developed to seamlessly collect remotely polled ATG data including compliance and operational data. Site Sentry collects data from ATGs produced by multiple manufacturers and displays the information in a common format. The information is accessible by customers and business partners (such as fuel haulers) via secure connections to the Internet. This allows customers and business partners to focus on the data instead of the mechanism of collecting the data. Data that are accessible via Site Sentry includes inventory levels and alarm status.

     WRAP is TNDE's system which was developed in response to customer requests for accessing field reports via the Internet. WRAP allows customers to connect securely via the Internet and review completed field reports. Customers may access the system twenty-four hours a day to view field reports and invoices. This system provides faster access to data and easily organizes the reports for quick access by customers.

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

     Master databases are centrally managed at TNDE's Austin headquarters with the exception of Tracker which is maintained at OSI's offices in California. Customized reports are generated which meet the needs of each particular client or regulator. The TNDE database management systems have the built-in flexibility required to generate specific report formats based on the needs of the individual customer. Reports can be faxed or e-mailed or hard copies can be printed and mailed to the customer and/or regulatory agency.

     These systems add value for UST owners and operators in the following ways:

         o lower costs resulting from diminished paper processing and archival requirements;
         o increased efficiency and speed through computerized storage, filing, sorting and data retrieval;
         o real-time access to testing schedules, test results and site surveys;
         o     enhanced communication with TNDE through integrated e-mail;
         o increased efficiency in planning, budgeting and scheduling due to the integrated data-base management tools; and
         o enhanced regional emergency response (e.g., earthquake) -- the TOPS system can sort the data by proximity to a particular landmark and other site characteristics.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB

Competition

     In 1996, the Company acquired the Tanknology UST Group, formerly the Company's primary national competitor. However, the Company continues to face competition for UST testing services from a number of smaller testing companies serving local or regional customers and using inexpensive technology. Prices for tightness testing, which have historically declined, were relatively stable in 1998, although some price degradation occurred in certain geographic markets. Competitors may refine existing technologies or develop new systems that render the Company's technology obsolete or less competitive.

     Barriers to entry into the business of providing cathodic protection services are low. "Small" owners or operators (those with relatively few tanks) may experience financial hardship relating to the upgrade and may be very price sensitive. Owners or operators who operate nationwide have the ability to exact price concessions from installation providers.

     The  Company  does  not  believe  that  the  CMS  division   currently  has
significant direct competition. Various companies compete on a national or regional basis with Site Sentry.

     Construction Services competes with local construction companies, larger national construction companies and internal construction groups within major customers.

     OSI competes with local and national maintenance providers as well as internal maintenance groups within major customers.

Customers

     The Company provides on-site and "back office" services to oil companies, independently owned gasoline retailers, convenience store operators, fleet owners, government facilities, other operators of USTs and to restaurants and fast food companies. Below are selected customers (in alphabetical order) within a few of the Company's major customer groups. The organizations listed are not meant to be representative of the Company's entire customer base, but are meant to give an indication of the caliber of organizations that purchase The Company's services.

         o Oil companies: BP-Amoco, Chevron Products Company, Exxon U.S.A., Mobil Oil Corporation, Shell Oil Products Company and Star Enterprises;
         o Gasoline distributors/retailers: B&D Petroleum, Savings Oil, USA Petroleum;
         o Convenience stores: Cumberland Farms, Dairy Mart, Diamond Shamrock, Southland Corporation E-Z Serve Convenience Stores, Tosco Corporation;
         o Fleet Owners: Hertz Corporation, Ryder Transportation Services, Budget Rent A Car, and
         o Government facilities: City of Philadelphia, Fort Bragg, Army and Air Force Exchange Service.

Additionally, OSI performs services for petroleum companies (such as Conoco) as well as companies in the quick serve restaurant market (Pizza Hut, Taco Bell, Einstein's Bagels).

     Mobil Oil Corporation accounted for approximately 23%, 21% and 20% of the Company's 1998, 1997 and 1996 consolidated revenues, respectively. No other single customer contributed more than 10% of the Company's revenues during these three years.

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



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

     The Company maintains professional and pollution liability insurance of $2 million per occurrence with a $2 million aggregate limit; general, product and personal injury coverage of $1 million per occurrence with a $2 million aggregate limit; and fire, legal liability coverage of $500,000. In addition, the Company maintains umbrella coverage for all sources of liability other than professional and pollution liability in the amount of $10 million. Deductibles are in the amount of $100,000 per occurrence for professional and pollution liability claims. The umbrella policy carries a $10,000 self-insured retention. All other coverages carry a $5,000 deductible per occurrence. The Company carries similar coverages for its International division. The Company believes that the policies in force will be sufficient to cover all current and expected claims. The Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. The occurrence of any significant uninsured loss or liability would have a material adverse effect on the Company's business, financial condition and results of operations.

Personnel

     As of December 31, 1998, the Company employed 460 full-time and 25 part-time personnel. None of the Company's personnel are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns no real property. All operations are conducted from leased premises. The Company's headquarters is located in approximately 25,500 square feet of leased office space in Austin, Texas of which the Company is currently subleasing approximately 4,000 square feet. The Company also leases regional offices and storage facilities.

ITEM 3.   LEGAL PROCEEDINGS

     In February 1995, U.S. Test, Inc. ("U.S. Test") filed a lawsuit against the Company in the United States District Court for the Western District of Louisiana. The lawsuit is for a declaratory judgment that certain patents owned by the Company were invalid and unenforceable and/or that certain U.S. Test tank testing systems did not infringe such patents. The relief U.S. Test sought includes a final determination on the above issues, a preliminary injunction regarding actions taken by the Company and attorneys' fees and costs. In May 1995, the Company filed a counterclaim alleging that (1) the Company patents were valid and enforceable, (2) the U.S. Test tank testing systems infringed such patents and (3) the Company was owed damages for such infringement. The

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



patents at issue were transferred from Gilbarco, Inc. as a result of the Company's 1994 acquisition of Gilbarco ESD. In 1998, the District Count entered a decision basically granting U.S. Tests relief, denying the Company's counter claim, and awarding no damages to either party.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 20, 1995, the Company was delisted from the Nasdaq Stock Market for failure to meet certain listing requirements. These requirements included maintaining a minimum bid price, minimum capital surplus and minimum market value of public float. On December 22, 1995, the Company voluntarily delisted from the Boston Stock Exchange for similar reasons. The Company's common stock continues to be traded on the OTC Bulletin Board under the symbol "TNDE."

     The following table sets forth high and low bid prices of the shares of common stock of the Company as reported in the OTC Bulletin Board, Daily Trade and Quote Summary Report for each quarterly fiscal period within the last two fiscal years. Quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


                                                      High       Low
               1997

               First Quarter                         $9/16      $13/32
               Second Quarter                        $7/16       $3/16
               Third Quarter                        $11/32       $3/16
               Fourth Quarter                         $1/2        $1/8

               1998

               First Quarter                        $1 7/8        $1/8
               Second Quarter                       $1 1/8        $3/4
               Third Quarter                          $7/8        $5/8
               Fourth Quarter                      $1 1/32      $21/32

     As of April 15, 1998, there were approximately 167 holders of record of the Company's Common Stock including those shares held in "street name." The Company did not declare or pay any dividends during 1997 or 1998. The Company currently intends to retain any future earnings to finance the development and expansion of its business.

Sales of Unregistered Securities

     In October 1996, as part of the consideration given to Banc One Capital Partners, L.P. ("BOCP") for a $8 million senior subordinated note (the "1996 Note") issued in connection with the TEI Acquisition, BOCP received warrants to purchase 13,022,920 shares of the Company's common stock (the "Warrants"). The Warrants were exercisable at $0.325 per share and were exercisable at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. The Warrants were also subject to a put option whereby, under certain circumstances, BOCP could require the Company to repurchase the Warrants (including any common shares owned as a result of a previous Warrant exercise). The appraised fair market value of the Warrants at issuance was $1.6 million and was recorded as a

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



discount to, and separately from, the 1996 Note. These securities were repurchased in December 1997. See "Management's Discussion and Analysis or Plan of Operation."

     In December 1997, the Company sold 150 shares of Series A Redeemable Preferred Stock with a liquidation preference of $10,000 per share to DH Holdings Corp. ("DH"), a subsidiary of Danaher Corporation. The shares are redeemable at the option of the Company at any time after the later of June 30, 2001 or the date upon which all principal and interest at the redemption price per share on the $6,500,000 senior subordinated note (the "1997 Note") payable to DH is paid in full. Any shares which are outstanding at December 31, 2004 will be redeemed by the Company. Each share is convertible at the option of DH at any time after December 31, 1997 into 20,000 shares of the Company's common stock (subject to certain adjustments as defined in the agreement). DH is entitled to a annual dividend of $1,000 per share, payable semi-annually in arrears on June 30 and December 31 of each year. Additionally, in December 1997, the Company issued to DH the 1997 Note. In consideration for the 1997 Note, DH also received a warrant to purchase 4,500,000 (subject to adjustment as defined in the warrant agreement) shares of the common stock of the Company at an exercise price of $.375 per share. The warrant is exercisable in a single exercise at any time. The warrant expires on December 31, 2002.

     In consideration of Bank One Texas, N.A.'s consent to enter into the refinancing transaction with DH in December 1997, the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The terms of this warrant are the same as that issued to DH.

     In August 1998, in connection with, and as part of consideration paid to the former shareholders of OSI for purchase of their shares in OSI, the Company issued 250,000 shares of its common stock.

     The Company  acted in reliance with Rule 506 under the  Securities  Act and
Section 4(6) of the Securities Act in not filing a registration statement with these transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Forward-Looking Statements

     All forward-looking statements contained in this Annual Report on Form 10-KSB and in Management's Discussion and Analysis of Financial Condition and Results of Operations are based on the Company's current knowledge of factors affecting its business. The Company's actual results may differ materially if these assumptions prove invalid.

     Significant risk factors include, but are not limited to:

         o     increasing price competition in the Company's marketplace;
         o changes in government regulations that decrease the requirements for the Company's testing services or adversely affect pricing;
         o product liability losses in excess of insured limits and third party indemnifications;
         o     the loss of a significant customer or group of customers;
         o a failure in the computer or communication systems used to manage the Company's geographically- dispersed operations;
         o     risks associated with technological obsolescence; and
         o failure of the Company to replace anticipated revenue declines in its core service areas with new and profitable revenue streams.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


 Revenues

     Revenues for 1998 were  $66,845,455,  an increase of  $28,162,309,  or 73%, compared to $38,683,146 for 1997. The increase in revenues in 1998 was due to several factors:

         1) Increased revenues of $6,522,239 from the Construction Services division which only operated for a partial year in 1997.
         2) Increased revenues of $860,095 generated by OSI which was purchased in August 1998.
         3) Increased revenues of $5,659,555 from an upgrade program for a major customer.
         4) Increased cathodic protection related revenues of $9,288,420 driven by the December 1998 regulatory deadline.
         5) Increased revenues from other ATG upgrade work caused by the December 1998 regulatory deadline.

     Revenues in 1998 were favorably impacted by the increased demand generated as a result of the December 1998, regulatory deadline. The Company also believes that the revenue increases were driven by the increase in the number of services offered, increased marketing and sales efforts and growing awareness within the Company's customer base of the depth and breath of the Company's service offerings. Revenue increases were experienced in all geographic areas in the United States and in all services areas except for tank testing and tank cleaning. The upgrade program for the major customer noted above was substantially completed in 1998, and there is no similar program in place for 1999. The Company expects that tank testing revenues will continue to decline in 1999 as more and more UST are fitted with ATGs, other remote monitoring systems or are cathodically protected. The Company expects that due to the passing of the December 1998 regulatory deadlines, the level of business activity in 1999 will not be as favorable to the Company as in 1998. The Company is constantly reviewing additional acquisitions as well as new internally developed service offerings to replace the anticipated decline in revenue streams from tank testing and upgrade driven services. In general, the prices for the Company's services were stable in 1998 with some price increases implemented in service areas where the demand for services exceeded capacity as a result of the December 1998 regulatory deadlines.

Cost of Services

     Cost of services for 1998 was $48,285,993 (72% of revenue), an increase of $19,039,872, or 65%, compared to $29,246,121 (76% of revenue) for 1997. Gross margin was  $18,559,462  (28% of revenue) in 1998 compared to $9,437,025 (24% of revenue) in 1997. The increase in gross margin percentage is due primarily to increased vehicle and technician utilization as a result of the increase in revenues and to lower depreciation charges.

Selling, General and Administrative

     Selling, general and administrative expenses ("SG&A") for 1998 were $12,276,887 (18% of revenue), an increase of $4,423,885, or 56%, compared to $7,853,002 (20% of revenue) for 1997. The increase in SG&A spending was primarily due to the establishment and staffing of the Company's national sales force, increased marketing costs, increased costs incurred to upgrade computer systems and IT staffing due to increased business levels and new service offerings, increased incentive compensation costs due to the increased level of Company profitability and, to a lesser extent, increases in the administrative staffing levels required as a result of increase in business activity. As a percentage of sales, SG&A expenses declined from 20% in 1997 to 18% in 1998 as a result of the increase in revenues.


Earnings Before Interest, Taxes, Depreciation and Amortization and Extraordinary
     Gains (EBITDA)

     EBITDA for 1998 was $9,581,334, an increase of $4,086,196, or 74%, compared to EBITDA of $5,495,138 for 1997. The increase in EBITDA is due to increased revenues and growth in more recent service offerings such as Construction Services. EBITDA represents net income before depreciation, amortization, interest expense and income taxes. The Company believes that EBITDA is an important measure of the Company's financial performance as it is an indication of the funds generated by operations available for debt service, capital expenditures and payment of taxes. It is commonly used to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Also, EBITDA, as computed by the Company, is not necessarily comparable to similarly titled amounts of other companies.


Interest Expense

     Interest expense for 1998 was $1,757,559, (3% of revenue), a decrease of $1,447,916, or 45%, compared to $3,205,475 (8% of revenue) for 1997. The decrease in interest expense is primarily due to the 1997 Refinancing (described below). The 1997 Refinancing lowered the amount of subordinated debt outstanding from $8 million to $6.5 million, and lowered the interest rate on this debt from 13% to 10%, which both contributed to approximately $385,000 of the decrease. The 1997 Refinancing also eliminated the accretion of the Warrants of $734,250 incurred in 1997 and reduced the accretion of the subordinated debt by $357,103. These items accounted for $1,476,353 of the decrease over 1997. Interest costs were further reduced by generally lower interest rates on the Company's revolving credit facility and term loan where rates are tied to the prime rate. However, these reduced costs were more than offset by the increased debt levels incurred in 1998 compared to 1997.

Extraordinary Gain

     In December 1997, the Company recorded an extraordinary gain on the early retirement of the 1996 Note and associated Warrants that were issued in connection with the TEI Acquisition in 1996. The 1996 Note had a cost basis of $6,884,422 at the time of retirement, net of unamortized discount, and the Warrants had a carrying value of $2,334,250. These instruments were retired for an aggregate cost of $8,500,000, plus $144,415 in related expenses. In connection with this transaction, the Company wrote off the deferred financing costs associated with the original issuance of the 1996 Note of $353,760. The net gain on this transaction was $220,497.

Provision for Income Taxes

     The Company's effective income tax rate in 1998 was approximately 17%. Due to the availability of net operating loss carryforwards, the Company has in years prior to 1998 paid minimum taxes. In 1998, as a result of the Company's profitable operations the Company fully utilized its unrestricted federal income tax loss carryforwards as well as its applicable 1998 restricted loss carryforwards. For state and local income tax purposes the Company has substantially utilized its tax loss carryforwards in a number of states. Accordingly, in 1998, the Company provided for a federal tax provision of $601,000 and a state tax provision of $205,000. Subsequent to 1998, the Company will be subject to recording and paying taxes on income at the full statutory rates which are estimated at approximately 39%.

     The Company has approximately $22 million of remaining net operating loss carryforwards which, as a result of a change in ownership of the Company's stock in 1995 pursuant to Internal Revenue Code Section 382, are restricted to utilization at the rate of approximately $100,000 per year through 2011, when they expire.

Net Income/Loss

     In 1998, the Company had net income of $3,903,797 (6% of revenue) compared to a net loss of $1,353,635 for 1997 (4% of revenue).

Liquidity and Capital Resources

     The Company's strategy has been to build a national UST service capability and to expand its service offerings both through internal growth and through acquisitions. A substantial portion of the Company's growth has come through acquisitions, beginning with the Pan American Environmental Services, Inc. acquisition in 1990 and the Kaneb Metering Corporation transaction in 1991 and continuing with the domestic ProEco transaction in January 1993, the ProEco international transaction in December 1993, the Gilbarco ESD transaction in 1994 and the TEI Acquisition in October 1996.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


     The UST Group was purchased for an aggregate purchase price of $12 million, subject to adjustment. In December 1998, the Company and TEI reached a settlement of the final purchase price claims that resulted in a payment to the Company of $230,000 and the reduction of certain indemnification limitations by the Company provided for in the Stock Purchase Agreement on behalf of TEI from the previous limit of $1,250,000 to $600,000.

Sale of Canadian Operations

     In February 1997, the Company sold the business and operations of Tanknology Canada which it acquired as part of the TEI Acquisition. In the transaction, the Company sold certain patent, software and trademark rights as well as the fixed assets associated with the operation of the Canadian business and entered into a series of royalty generating license agreements. Payments totaling $1,200,000 were made at closing of which $1,150,000 of the proceeds were allocated to the sale of the patent, software and trademark rights and $50,000 to the sale of the fixed assets. The net proceeds from this sale approximated the carrying values of the assets sold, and, therefore, no gain or loss was realized. As a condition of sale, the Company agreed to "block" $500,000 from its borrowing base, which reduced the Company's borrowing capacity under the Company's revolving credit facility with its bank. The "block" was subsequently removed as part of the 1997 Refinancing.


Sale of USTMAN

     On May 22, 1997 the Company sold USTMAN, which was acquired as part of the TEI Acquisition, to USTMAN Technologies, Inc. (formerly named Watson General Corporation). The terms of this transaction called for a cash payment at closing of $5,250,000, the execution of a $500,000 8.5% Note due June 1, 1998 (the "8.5%
Note"), the assumption of certain liabilities of the Company and an additional payment based upon certain calculations of USTMAN's working capital as of the closing date. In December 1997, as part of a settlement of the working capital adjustment, the Company received a payment of $650,000 for one-half of the working capital adjustment plus early repayment of the 8.5% Note. The final working capital payment of $150,000 was received in early 1998. As a condition of the sale, the Company agreed to use $2,000,000 of the closing proceeds to immediately repay all of the then outstanding borrowings under the revolving credit facility and to place $3,000,000 in a restricted certificate of deposit with the Company's senior bank. The net proceeds of the sale approximated the carrying value of the assets sold, including $4,795,000 of goodwill. Accordingly, the Company did not realize any gain or loss on this transaction in its 1997 results of operations.

Purchase of OSI

     On August 7, 1998, the Company purchased all of the issued and outstanding common stock of OSI. The terms of this transaction called for a cash payment of $765,000, the issuance of a 10% subordinated note of $750,000 payable in equal installments over 24 months, the issuance of 250,000 shares of the Company's common stock which were valued at $195,313, and the issuance of a warrant to purchase 500,000 shares of the Company's common stock at an initial exercise price of $2.00 per share, subject to downward adjustment (but not lower than $1.00) based upon the future performance of OSI. The warrant was valued at $30,000. This purchase price is subject to downward adjustment for certain items once the total of such adjustment items exceeds $50,000. Any reduction in the purchase price will be effected through a reduction of the remaining principal balance of the subordinated note.

Financing

     In 1996, in connection with the TEI Acquisition, the Company obtained a total of $19 million of financing (the "TEI Acquisition Financing") under two separate loan agreements. The TEI Acquisition Financing consisted of senior secured bank debt comprised of (i) a three-year, $5 million revolving line of credit ( the "Revolving Line") and (ii) a five-year, $6 million term loan and
(iii) the 1996 Note which was refinanced in December 1997 as described below under "1997 Refinancing." Substantially all of the Company's assets were pledged as security under the loan agreements. Concurrent with the TEI Acquisition and the TEI Acquisition Financing, a major stockholder of the Company provided a $1 million standby commitment in the event of a payment default by the Company under the loan agreements and, in conjunction with an affiliated debt holder, converted $1,035,882 of existing debt ($1 million of principal, plus accrued interest) into 8 million shares of common stock. The proceeds from the TEI Acquisition Financing were used (i) to purchase the UST Group, (ii) to pay off

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


outstanding balances under a then existing term loan and an existing factoring agreement in the aggregate amount of $2,526,970, (iii) to pay the TEI Acquisition's fees and expenses and (iv) as general working capital.

Senior Subordinated Note and Warrants with Put Option

     As part of the consideration given to the holder of the 1996 Note issued in connection with the TEI Acquisition, the debt holder also received the Warrants. The Warrants were exercisable at $0.325 per share and were exercisable at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. The Warrants were also subject to a put option whereby, under certain circumstances, the holder could require the Company to repurchase the Warrants (including any common shares owned as a result of a previous Warrant exercise). The appraised fair market value of the Warrants at issuance was $1.6 million and was recorded as a discount to, and separately from, the 1996 Note.

1997 Refinancing

     In December 1997, the Company retired the 1996 Note and the Warrants for an aggregate price of $8,500,000, plus accrued, unpaid interest on the 1996 Note. As part of this termination agreement, the Company also entered into a Post Closing Agreement (the "PCA") with the lender. The PCA calls for payment to the lender upon the occurrence of certain "Triggering Events" as defined in the PCA, which include, among other events, (i) the dissolution or liquidation of the Company or (ii) the merger of the Company into another entity in which (a) the Company is not the surviving entity or (b) the current stockholders of the Company hold less than 50% of the combined voting power of the surviving entity. Upon the occurrence of a Triggering Event, the Company has agreed to pay to the lender 20% of the amount by which the market determined value (as defined in the PCA) at or as a result of the closing of a Triggering Event exceeds the target amount. The target amount is $20,000,000 as of January 1, 1999, and through March 31, 1999, the PCA expiration date. Such payment to the lender will occur on the same date and will take the same form as the payment other shareholders of the Company would receive. As of December 31, 1998, there has been no occurrence of a Triggering Event, and the Company is not aware of any potential Triggering Events.

     The funds for the 1997 Refinancing were provided by the issuance of $1,500,000 of Series A Redeemable Convertible Preferred Stock, the issuance of the 1997 Note and $500,000 of the Company's cash. Additionally, the Company's bank credit agreement was modified to allow for these transactions and to amend certain other terms and conditions of the agreement.

Series A Redeemable, Convertible Preferred Stock

     As part of the 1997 Refinancing, 150 shares of Series A Redeemable Convertible Preferred Stock with a liquidation preference of $10,000 per share were issued to DH. The shares are redeemable at the option of the Company at any time after the later of June 30, 2001 or the date upon which all principal and interest on the $6,500,000 note payable at the redemption price per share to DH is paid in full. Any shares which are outstanding at December 31, 2004 will be redeemed by the Company. Each share is convertible at the option of the holder at any time after December 31, 1997 into 20,000 shares of the Company's common stock (subject to certain adjustments as defined in the agreement). The holders of shares of Series A Redeemable, Convertible Preferred Stock are entitled to a annual dividend of $1,000 per share, payable semi-annually in arrears on June 30 and December 31 of each year.

1997 Note

     As part of the 1997 Refinancing, the Company issued to DH the 1997 Note. The interest rate on the 1997 Note is 10% and the maturity date is December 31, 2002. Principal payments under the 1997 Note are due quarterly in twelve equal installments of $541,667 beginning on March 31, 2000. Interest payments are due beginning March 31, 2000. The 1997 Note is collateralized by substantially all of the assets of the Company. In consideration for the1997 Note, DH also received a warrant to purchase 4,500,000 (subject to adjustment as defined in the warrant agreement) shares of the common stock of the Company at an exercise price of $.375 per share. The warrant is exercisable in a single exercise through December 31, 2002.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


Senior Secured Bank Debt

     The funds available for borrowing under the Revolving Line are based on a formula as applied to the eligible accounts receivable of the Company. In conjunction with the February 1997 sale of the Canadian operations, the amount available to the Company under the credit line was reduced by $500,000 as a condition to obtaining the bank's agreement to consent to the sale of the Canadian operation. As a result of the 1997 Refinancing, the $500,000 reduction to the credit line was eliminated, and certain other terms and covenants of this agreement were modified. In consideration of the bank's consent to enter into the 1997 Refinancing the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The terms of this warrant are the same as that issued to DH. In 1998, the Company renegotiated certain terms of the Revolving Line to increase the maximum borrowings from $5 million to $9 million and to extend the expiration date of the facility by one year to December 31, 2000.

     At December 31, 1998, the Company had $6,650,000 of borrowings outstanding under the Revolving Line and also had $735,000 in letters of credit outstanding. As of December 31, 1998, there was an additional $1,615,000 available for borrowing under the Revolving Line.

     The $6 million term loan carries an interest rate of the bank's prime rate plus 1%. Principal payments of $100,000 are paid monthly. During 1998, the Company renegotiated certain terms of the term loan to reduce the interest rate by 0.5% and to suspend the principal amortization for a six-month period from July 1, 1998 through December 1, 1998. Principal payments were resumed as of January 1, 1999. At December 31, 1998, $4,200,000 remained outstanding under the term loan. Interest is payable monthly under both the Revolving Line and the term loan. Under both the Revolving Line and the term loan, the Company is subject to certain restrictions and covenants. At December 31, 1998, the Company was in compliance with all restrictions and covenants related to the revolving credit line and term loan.

Gilbarco Note

     In November 1995, in consideration of the assignment of certain Gilbarco patents, the Company entered into a note to pay Gilbarco an additional $300,000. The $300,000 note was outstanding at December 31, 1998, bears interest at a variable rate and is due in October 2000. In the first quarter of 1999, the Company entered into an agreement to reassign the patents back to Gilbarco in exchange for the note and the accrued interest thereon. The Company expects to record a small gain from the sale of these patents in 1999.

     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1998 are as follows:


               1999                            $       2,023,727
               2000                                   10,954,384
               2001                                    3,586,520
               2002                                    2,930,290
               2003                                      148,359
                                                      19,643,280
Less: Discount related to subordinated notes            (210,321)
                                               -----------------
                                               $      19,432,959
                                               =================


     At December 31, 1998, the Company had positive working capital of $7,029,962 compared with working capital of $743,612 at December 31, 1997. The increase in working capital is primarily a result of the reclassification of the $6,650,000 outstanding under the Revolving Line to long-term debt, since the Company does not expect to repay this debt in 1999.

     Cash flows provided by operating activities in 1998 were $2,239,557 versus cash flows used in operating activities in 1997 of $2,225,165. The most significant factors contributing to the positive cash flow from operating activities in 1998 were net income of $3,903,797, depreciation and amortization of $3,579,089 and increases in accounts payable and accrued payroll and payroll taxes of $4,356,314. These positive cash flows were significantly reduced by an $8,339,130 increase in accounts receivable and a $1,036,729 decrease in accrued

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



liabilities. The increase in accounts receivable was caused by an increase in revenues in the fourth quarter of 1998 as compared to the fourth quarter of 1997 of approximately $9 million.

     Capital expenditures in 1998 were $5,787,757 compared to $2,841,530 in 1997. The increase in capital expenditures in 1998 was primarily due to the purchase of replacement and new service vehicles, increased expenditures for computer hardware and software and purchases of approximately $2,500,000 of automated tank gauges for a specific customer contract. The Company expects that capital expenditures in 1999 will be approximately $2,500,000, subject to the Company identifying additional investment opportunities. This is a forward-looking statement, and the Company's actual capital expenditures may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, changes in technology that may require substantial capital investments, changes in government regulations or customer other business opportunities that may arise.

     Prior to the TEI Acquisition, the Company incurred operating losses and negative cash flows from operations and relied primarily on its principal shareholders for financing. To a lesser extent, the Company had relied on bank financing, lease financing, vendor financing and seller financing with respect to acquisitions. The Company has historically utilized cash proceeds from the issuance of debt and equity securities to satisfy its cash requirements from operations. The Company believes that the current credit facilities and cash flows generated from operations will provide it with sufficient borrowing capacity and funds to meet the Company's capital expenditure requirements, operational needs, and debt service requirements for 1999. This is a forward-looking statement, and the Company's actual cash flows from operations and capital requirements may differ from management's current expectation due to risk factors that may affect the Company's ability to fund capital expenditure requirements, operations and debt service.

Impact of Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time- sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Tanknology has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in February 1998, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998, it had completed approximately 30% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 70% of the initiatives are in process and expected to be completed on or about June 30, 1999.

     The company is currently evaluating field service equipment, test equipment and gauges at remote sites for Year 2000 compliance. The company's Year 2000 identification, assessment, remediation, and testing efforts will include the current and future evaluation of all products, equipment and gauges used in the field.

     The Company's primary systems are at less risk of date related problems due, primarily, to the fact that the average age of the systems is less than 5 years and were developed to operate beyond the year 2000.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



                                                                PERCENT
               YEAR 2000 INITIATIVE           TIME FRAME        COMPLETE
        ----------------------------------  ----------------  -------------
        Initial IT systems identification
           and assessment                      2/98-12/98          100%
        Remediation and testing
           regarding central system issues      8/98-5/99           85%
        Remediation and testing
           regarding departmental system
           issues                              10/98-4/99           90%
        Remediation and testing
           regarding tank Testing and
           truck equipment system issues       11/98-6/99           45%
        Remediation and testing
           regarding telephone/PBX             11/98-12/98         100%
        Electronic data interchange
           trading partner conversions         10/98-4/99           70%
        Identification, assessment,
           remediation, and testing
           regarding desktop and
           individual system issues            10/98-4/99           90%
        Identification and assessment
           regarding non-IT system issues       8/98-4/99           80%
        Remediation and testing                10/98-6/99           40%
           regarding non-IT system issues



     The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $150,000, which expenditures will be funded from operating cash flows. All of the $150,000 relates to analysis, repair or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers or customers. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has not begun a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by June 30, 1999.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



     The Company will engage an independent expert to evaluate its Year 2000 identification, assessment, remediation, and testing efforts.


ITEM 7.   FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company and its subsidiaries are attached hereto.
                                                                            Page
                                                                            ----
          Report of Independent Auditors.....................................F-2
          Consolidated Balance Sheets as of December 31, 1998
               and 1997......................................................F-3
          Consolidated Statements of Operations for the years
               ended December 31, 1998 and 1997..............................F-4
          Consolidated  Statements of  Stockholders'  Equity
               for the years ended December 31, 1998 and 1997................F-5
          Consolidated Statements of Cash Flows for the years
               ended December 31, 1998 and 1997 .............................F-7
          Notes to Consolidated Financial Statements ........................F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


PART III


ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth certain information regarding the Company's executive officers and directors.

Officer and/or Director   Positions                                             Age
-----------------------   ---------------------------------------------------   ---
Jay Allen Chaffee         Chairman of the Board, Director, Officer               47
A. Daniel Sharplin        President, Chief Executive Officer, Director           36
David G. Osowski          Vice President, Secretary, Chief Financial Officer     46
H. Baxter Nairon          Vice President of Strategy and Business
                          Development                                            39
Charles G. McGettigan     Director                                               54
Michael S. Taylor         Director                                               57
Myron A. Wick, III        Director                                               55
Daniel J. Kubala          Vice President of Marketing                            35
Allen Porter              Vice President of Sales                                41
Lawrence K. Landers       Director                                               49


     Jay Allen Chaffee was elected to the Company's Board of Directors in April 1991 and has been the Chairman of the Board since December 1994. He served as the Company's President, Chief Executive Officer and Chief Financial Officer from May 1991 until June 1995. Mr. Chaffee has served as President and a director of Bunker Hill Associates, Inc. ("Bunker Hill") since 1985, and he continues to serve in these capacities. Mr. Chaffee received a Bachelor of Arts from Franklin & Marshall College in 1974 and a Juris Doctor from the University of Tulsa College of Law in 1978.

     A. Daniel Sharplin has been a director and the Company's President, and Chief Executive Officer since June 1995. He became the Company's Vice President, Western Region, in December 1991, was appointed the Company's Chief Operating Officer and Secretary in July 1992 and was appointed President in December 1994. Prior to joining the Company, Mr. Sharplin was an environmental service industry consultant from April 1991 to December 1991. Mr. Sharplin received a Masters of Business Administration from the University of Texas in 1987.

     H. Baxter Nairon, age 39, was named Vice President of Strategy and Business Development of the Company in December 1997. Prior to that time, he was President of Field Services for the Company from April 1996 to December 1997. Before joining the Company, from 1989 to 1996, Mr. Nairon was employed by Booz-Allen & Hamilton, a global management consulting firm, where he achieved the position of Principal, specializing in engagements for large oil companies. He has received a Professional Engineering registration and holds a Bachelor of Science in Mechanical Engineering from the University of Tennessee at Knoxville and a Masters of Business Administration from the University of Texas.

     David G. Osowski, age 46, was named Vice President, Secretary and Chief Financial Officer in December 1996. Prior to joining the Company, from May 1991 until July 1996, Mr. Osowski served as Senior Vice President, Controller and Treasurer for Summagraphics Corporation. Mr. Osowski received a Bachelor of Science from the University of Bridgeport.

     Charles C. McGettigan has been a director since 1995. Since November 1988, he has been a Managing Director of McGettigan, Wick & Co. Inc. ("McGettigan Wick"), an investment banking firm in San Francisco. Since May 1991, Mr. McGettigan has been a general partner of Proactive Investment Managers, L.P. ("PIM"), which is the general partner of Proactive Partners, L.P. ("Proactive"), a merchant banking fund. Prior to co-founding McGettigan, Wick & Co., Mr. McGettigan was a Principal, Corporate Finance, of Hambrecht & Quist, Incorporated. Prior to that time, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the boards of directors of Cuisine Solutions, Inc., Modtech, Inc, Onsite Energy, Inc., PMR Corporation,

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



Sonex Research, Inc., and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and also received a Masters of Business Administration in Finance from the Wharton School at the University of Pennsylvania.

     Michael S. Taylor has been a director of the Company since July 1992. He has been Senior Vice President- Corporate Finance of Gilford Securities Incorporated since December 1996. From March 1996 to November 1996, he held a similar position with Laidlaw Equities. From June 1989 to March 1996 he was an Associate Director of Investment Banking at Josephthal Lyons & Ross, Inc. ("Josephthal") . From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc. He has been involved in the securities industry since 1966 when he joined Lehman Brothers Inc. as an analyst. He became a director of New Paradigm Software Corporation in April 1996. He attended Amherst College and Columbia University.

     Myron A. Wick, III has been a director of the Company since November 1991. Since November 1988, he has been a Managing Director of McGettigan Wick. Since May 1991, Mr. Wick has been a general partner of PIM, which is the general partner of Proactive. From September 1985 to May 1988, Mr. Wick was Chief Operating Officer of California Biotechnology, Inc., a publicly traded biotechnology firm. Mr. Wick is a director of Modtech, Inc., Sonex Research, Inc., and Wray-Tech Instruments, Inc. Mr. Wick received a Bachelor of Arts from Yale University in 1965 and a Masters of Business Administration from Harvard University in 1968.

     Daniel J. Kubala, age 35, joined the Company as Vice President of Marketing in August 1996. Before joining the company, from 1993 to 1996, Mr. Kubala served as Technology Marketing Manager for the IC2 Institute, assisting start-up firms in licensing and marketing NASA and CIA technologies for private sector use. Prior to that, Mr. Kubala was Product Manager for Quaker Oats Company's Gatorade sports drink, where he was responsible for pricing strategy, forecasting, new flavors, and packaging. Mr. Kubala holds a Bachelor of Arts in Mathematics from the University of Dallas and a Masters of Business Administration from the University of Texas.

     Allen Porter, age 41, was named Vice President of Sales in August, 1998. From May, 1998 to August 1998, Mr. Porter was employed by the Company as Vice President, Total Compliance. Prior to joining the Company, from May 1985 to May 1998, Mr. Porter served in various management positions including Director of Sales and Vice President of Marketing and, most recently, as the Vice President, Encompass Division at Arizona Instrument, Inc. Mr. Porter received a Bachelor of Science from Marquette University.

     Mr. Landers has been a director since June 1998. Since September 1998, he has been Vice President of Marketing for Veeder-Root Company ("Veeder-Root"), a subsidiary of Danaher Corporation ("Danaher"), and from December 1996 to September 1998 served as the General Manager of Simplicity Data Services for Veeder-Root. Prior to that time, Mr. Landers was employed with United Parcel Service as the Vice President, Marketing of UPS Worldwide Logistics , a subsidiary of UPS from June 1995 to December 1996, and as International Marketing Manager for UPS from March 1994 to June 1995. Mr. Landers received a Bachelor of Science from the University of Alabama in 1973 and a Masters in Business Administration from Duke University in 1984.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered in all capacities to the

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



Company and its subsidiaries during 1995, 1996 and 1997.


                                                                   Long-Term
                                                                  Compensation
                                                                 --------------
                                                                     Awards
                                                                 --------------
                                  Annual Compensation                Shares
    Name and              -------------------------------------    Underlying       All Other
Principal Position        Year      Salary           Bonus           Options       Compensation
-----------------------   ----   -------------   --------------   --------------   ------------

Jay Allen Chaffee         1998   $ 115,500 (1)   $ 200,000  (1)         --               --
Chairman of the Board     1997   $  90,000 (1)   $ 200,000  (1)    800,016   (2)         --
of Directors              1996   $  90,000 (1)   $ 150,000  (1)         --               --

A. Daniel Sharplin        1998   $ 225,000 (3)   $ 370,000  (3)          --        $    500 (5)
President and Chief       1997   $ 150,000 (3)   $ 100,000  (3)   1,200,024  (4)         --
Executive Officer         1996   $ 154,526 (3)   $  75,000  (3)          --        $  4,526 (6)

H. Baxter Nairon          1998   $ 138,000       $  93,762  (7)          --        $    500 (5)
Vice President of         1997   $ 138,000       $  58,000  (7)          --              --
Strategy and Business     1996   $  95,537       $  45,000  (7)     384,000  (8)         --
Development

David G. Osowski          1998   $ 135,000       $  93,762  (9)          --        $    500 (5)
Vice President,           1997   $ 135,000       $  47,625  (9)     250,000 (10)         --
Secretary and Chief       1996         N/A             N/A              N/A              --
Financial Officer

Daniel J. Kubala          1998   $  90,000       $  93,762 (11)          --        $    500 (5)
Vice President of         1997   $  80,000       $  38,500 (11)          --              --
Marketing                 1996   $  27,692       $  10,111 (11)     201,000 (12)         --

Allen Porter              1998   $  57,692       $  50,881 (13)     100,000 (14)   $    500 (5)
Vice President of Sales   1997         N/A             N/A              N/A
                          1996         N/A             N/A              N/A


     The Company has agreed to pay or reimburse the travel expenses of its directors resulting from attendance at Board meetings. Except as hereinafter provided, no other cash compensation was paid to, or on behalf of, Board members, in consideration of their services provided as directors in 1998.


(1) In July 1997, the Company entered into an Executive Consulting Agreement with Bunker Hill, of which Mr. Chaffee is a principal. See "Certain Transactions." In 1993, the Company awarded a bonus of $19,969 to Mr. Chaffee, which was paid in installments in 1995 and 1996. In 1996, the Compensation Committee awarded Mr. Chaffee a bonus for 1996 of $150,000 which was paid in 1997. In 1997, the Compensation Committee awarded Mr. Chaffee a bonus for 1997 of $200,000, which was paid in 1998. In 1998, the Compensation Committee awarded Mr. Chaffee a bonus for 1998 of $200,000, which will be paid in 1999.

(2) In 1996, certain previously granted options were repriced. See "Fiscal Year End Options Values." On July 1, 1997, pursuant to the Executive Consulting Agreement, Mr. Chaffee was awarded cash stock appreciation rights ("SARs") for an aggregate of 800,016 shares of Common Stock at $0.2813 per share. On July 2, 1997, the Company converted the SARs into a stock option for 800,016 shares of Common Stock at $0.2813 per share which will expire on December 31, 2005.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


(3) In July 1997, the Company entered into an Employment Agreement with Mr. Sharplin. See "Certain Transactions." In 1995, the Compensation Committee awarded Mr. Sharplin a $20,000 bonus which was paid in 1997. Mr. Sharplin's 1996 bonus award of $75,000 was paid in 1997. Mr. Sharplin's 1997 bonus award of $100,000 was paid in 1998. In 1998 the Compensation Committee awarded Mr Sharplin a bonus for 1998 of $370,000, which was paid in 1999.

(4) In 1996, certain previously granted options were repriced. See "Fiscal Year End Options Values." On July 1, 1997, pursuant to the Employment Agreement, Mr. Sharplin was awarded SARs for an aggregate of 1,200,024 shares of Common Stock at $0.2813 per share. On July 2, 1997, the Company converted the SARs into a stock option for 1,200,024 shares of Common Stock at $0.2813 per share which will expire on December 31, 2005.

(5)      Consists of the Company's 1998 contribution to the 401K plan.

(6) Consists of matching funds for the Company 401(k) plan relating to Company contributions for 1992, 1993 and 1994 which were made in 1996.

(7) In 1996, the Compensation Committee awarded Mr. Nairon a bonus for 1996 of $35,000, which was paid in 1997. Mr. Nairon was also paid a $10,000 bonus as an inducement to join the Company in 1996. In 1997, the Compensation Committee awarded Mr. Nairon a bonus for 1997of $58,000, of which $16,000 was paid in 1997 and $42,000 was paid in 1998. In 1998, the Compensation Committee awarded Mr. Nairon a bonus for 1998 of $93,762, which was paid in 1999.

(8) In March 1996, Mr. Nairon was granted an option to purchase 384,000 shares of Common Stock at $0.1875, the market price of the Company's Common Stock on Mr. Nairon's hire date. The option vests ratably one-third each year starting on April 15, 1996.

(9) In 1997, the Compensation Committee awarded Mr. Osowski a bonus for 1997 of $47,625, of which $28,125 was paid in 1997 and $19,500 was paid in 1998. In 1998, the Compensation Committee awarded Mr. Osowski a bonus for 1998 of $93,762, which was paid in 1999.

(10) In December 1996, Mr. Osowski was granted an option to purchase 250,000 shares of Common Stock at $0.40625, the market price of the Company's Common Stock on Mr. Osowski's hire date. The option vests ratably one-third each year starting on December 19, 1996.

(11) In 1996, the Compensation Committee awarded Mr. Kubala a bonus for 1996 of $10,111 which was paid in 1997. In 1997, the Compensation Committee awarded Mr. Kubala a bonus for 1997 of $38,500, of which $8,500 was paid in 1997 and $30,000 was paid in 1998. In 1998, the
          Compensation Committee awarded Mr. Kubala a bonus for 1998 of $93,762, which was paid in 1999.

(12) In August 1996, Mr. Kubala was granted an option to purchase 201,000 shares of Common Stock at $0.15625, the market price of the Company's Common Stock on Mr. Kubala's employment acceptance date. The option vests ratably one-third each year starting on August 1, 1996.

(13) Mr. Porter joined the Company in May 1998. In 1998, the Compensation Committee awarded Mr. Porter a bonus for 1998 of $46,881 which was paid in 1999. Mr. Porter also was paid a $4,000 bonus in 1998 for completing certain goals as outlined in his initial employment offer.

(14) In April 1998, Mr. Porter was granted an option to purchase 100,000 shares of Common Stock at $0.78125, the market price of the Company's Common Stock on Mr. Porter's employment acceptance date. The option vests ratably one-third each year starting on April 15, 1998.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


     Option Grants in Last Fiscal Year

     The following table sets forth options granted to the Named Executive Officers during the year ending December 31, 1998.

                     Number of      Percnet of                                  Potential Realizable
                      Shares       Total Options                                  Value at Assumed
                     Underlying     Granted to     Exercise                     Annual Rates of Stock
                      Options      Employees in   Price Per                     Price Appreciation for
      Name            Granted       Fiscal Year     Share     Expiration Date       Option Term
------------------   ----------   -------------   ---------   ---------------   ----------------------
                                                                                    5%         10%
Jay Allen Chaffee       --             --            --             --              --           --
A. Daniel Sharplin      --             --            --             --              --           --
H. Baxter Nairon        --             --            --             --              --           --
David G. Osowski        --             --            --             --              --           --
Daniel Kubala           --             --            --             --              --           --
Allen Porter          100,000         13.4%        $.78125     April 15, 2008   $ 49,132    $ 124,511


     Fiscal Year End Options Values

     The following table sets forth the option holdings and the value of unexercised options held by each Named Executive Officer as of December 31, 1997. None of the Named Executive Officers exercised options during 1998.


                     Numbers of Shares Underlying     Value of Unexercised
                        Unexercised Options           in-the-Money-Options
                        at December 31, 1998          at December 31, 1998
                     ---------------------------   ---------------------------
     Name            Exercisable   Unexercisable   Exercisable   Unexercisable
------------------   -----------   -------------   -----------   -------------
Jay Allen Chaffee        342,864         457,152   $   203,576   $ 271,434  (1)
                         440,000              --   $   330,000          --  (2)
                          50,000              --   $    37,500          --  (2)

A. Daniel Sharplin       514,296         685,728   $   305,363   $ 407,151  (1)
                         640,000              --   $   480,000          --  (2)
                          50,000              --   $    37,500          --  (2)

H. Baxter Nairon         256,000         128,000   $   176,000   $  88,000  (3)

David G. Osowski         166,667          83,333   $    78,125   $  39,063  (4)

Daniel J. Kubala         134,000          67,000   $    96,313   $  48,156  (5)

Allen Porter                  --         100,000   $        --   $   9,375  (6)


(1) Represents (i) the difference ($0.59375) between the exercise price of the options ($0.28125) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

(2) Represents (i) the difference ($.75) between the exercise price of the options ($0.125) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


(3) Represents (i) the difference ($0.6875) between the exercise price of the options ($0.1875) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

(4) Represents (i) the difference ($.46875) between the exercise price of the options ($0.40625) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

(5) Represents (i) the difference ($.71875) between the exercise price of the options ($0.15625) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

(6) Represents (i) the difference ($.09375) between the exercise price of the options ($0.78125) and the per share fair market value of the Company's Common Stock on December 31, 1998 ($0.875) times (ii) the number of shares subject to the options.

     There was no other director compensation paid during 1998 or 1997 to the non-management directors.


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

                     Beneficial Ownership of Common Stock(1)


                              Amount and nature of
Beneficial Owner                       Beneficial Ownership   Percentage
------------------------------------   --------------------   ----------

Proactive Partners, L.P.                    13,869,828  (2)     54.71%
50 Osgood Place, Penthouse
San Francisco, CA  94153

Lagunitas Partners, L.P.                    13,761,818  (3)     54.29%
50 Osgood Place, Penthouse
San Francisco, CA  94153

Danaher Corporation                          4,500,000  (4)     17.75%
1250 24th Street, N.W.
Washington, DC 20037

Myron A. Wick, III                          10,083,523  (5)     39.78%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94153

Charles C. McGettigan                       10,108,523  (6)     39.88%
c/o Proactive Partners
50 Osgood Place, Penthouse
San Francisco, CA  94153

A. Daniel Sharplin                           1,744,588  (7)      6.88%

Jay Allen Chaffee                              900,014  (8)      3.55%

H. Baxter Nairon                               384,000  (9)      1.51%

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


                              Amount and nature of
Beneficial Owner                       Beneficial Ownership   Percentage
------------------------------------   --------------------   ----------
Lawrence K. Landers                                  --            --

Michael S. Taylor                               57,333 (10)       *

David G. Osowski                               166,667 (11)       *

Daniel J. Kubala                               134,000 (12)       *

Allen Porter                                    33,333 (13)       *

All executive officers and directors        17,289,763 (14)     68.20%
---------------------------

*        Less than 1% of the outstanding Common Stock

(1) For the purposes of the above table and the following notes, the shares of Common Stock shown as "beneficially owned" include all shares of Common Stock that the "beneficial owner" has the right to acquire within 60 days upon the conversion of other securities, upon the exercise of warrants or options or otherwise. In calculating the total number of shares of Common Stock deemed to be outstanding for the purpose of reflecting each beneficial owner's percentage of the class, the shares that other owners did not then own but had the right to acquire within 60 days or more are not included.

(2) Includes 10,065,513 outstanding shares of Common Stock, including 25,000 shares owned directly by Mr. McGettigan. Also includes (i) 3,721,305 shares beneficially owned by Lagunitas Partners, L.P. and referenced in note (3) below;
(iii) 40,000 shares  beneficially owned by Mr. McGettigan and referenced in note
(6) below; (iv) 40,000 shares beneficially owned by Mr. Wick and referenced in note (5) below; and (v) 3,010 shares issuable upon the exercise of warrants at a price of $0.15 per share issued to McGettigan, Wick & Co., Inc. and to Proactive's general partner, PIM. See also note (7) below.

(3) Includes 3,694,391 outstanding shares of Common Stock. Also includes (i) 26,914 shares issuable upon the exercise of warrants at a price of $0.15 per share and (ii) 10,040,513 shares beneficially owned by Proactive and referenced in note (2) above.

(4) Consists of currently exercisable warrants to purchase 4,500,000 shares of Common Stock at $.375 per share owned by DH Holdings Corp.

(5) Includes (i) 40,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Wick under the Company's 1989 Long-Term Incentive Plan (the "Incentive Plan"); (ii) 10,040,513 shares beneficially owned by Proactive and referenced in note (2) above (Mr. Wick is a general partner of PIM which is the general partners of Proactive); and (iii) 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. Wick is a general partner of McGettigan, Wick & Co.). Does not include 184,410 shares owned by the Company's 401(K) plan of which Mr. Wick is a trustee.

(6) Includes 25,000 outstanding shares of common stock. Also includes (i) 40,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. McGettigan under the Incentive Plan; (ii) 10,040,513 shares beneficially owned by Proactive and referenced in note (2) above (Mr. McGettigan is a general partner of PIM, which is the general partner of Proactive); and (iii) 3,010 shares beneficially owned by McGettigan, Wick & Co. (Mr. McGettigan is a general partner of McGettigan, Wick & Co.).

(7) Includes 513,932 outstanding shares of Common Stock. Also includes (i) 26,360 shares reserved for issuance upon the exercise of warrants at prices of $7.50 and (ii) 1,744,588 shares reserved for issuance to Mr. Sharplin under the Incentive Plan. Does not include (i) 685,728 shares subject to options that are not yet exercisable or (ii) 176,659 shares owned by the Company's 401(K) plan of which Mr. Sharplin is a trustee.

(8) Includes 67,150 outstanding shares of Common Stock. These shares are held in the name of Bunker Hill, which is an affiliate of Mr. Chaffee. Also includes 900,014 shares subject to exercisable options granted to Bunker Hill under the

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



     Incentive Plan. Does not include (i) 457,152 shares subject to options that are not yet exercisable or (ii) 176,659 shares owned by the Company's 401(K) plan of which Mr. Chaffee is a trustee.

(9) Consists of 384,000 shares issuable upon the exercise of options granted to Mr. Nairon under the Incentive Plan.

(10) Includes (i) 57,333 shares issuable upon the exercise of options granted to Mr. Taylor under the Incentive Plan and (ii) 4,000 shares outstanding held by Mr. Taylor's wife. Mr. Taylor disclaims beneficial ownership of his wife's shares. Does not include 66,667 shares subject to options that are not yet exercisable.

(11) Consists of 166,667 shares issuable upon the exercise of options granted to Mr. Osowski under the Incentive Plan but does not include 83,333 shares subject to options that are not yet exercisable.

(12) Consists of 134,000 shares issuable upon the exercise of options granted to Mr. Kubala under the Incentive Plan but does not include 67,000 shares subject to options that are not yet exercisable.

(13) Consists of 33,333 shares issuable upon the exercise of options granted to Mr. Porter under the Incentive Plan but does not include 66,667 shares subject to options that are not yet exercisable.

(14) In calculating the total number of shares of Common Stock owned by all executive officers and directors, shares that the owners do not own but could be acquired within 60 days or more are not included.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last fiscal year, the following transactions in excess of $60,000 were entered into with related parties: During 1998, the Company paid $374,601 to Bunker Hill for the services of Jay Allen Chaffee and related expenses as described below. Mr. Chaffee is the Chairman of the Board and President of Bunker Hill.

Employment Agreements

     In 1991, the Company entered into a service contract with Bunker Hill, to retain the services of Mr. Chaffee. Mr. Chaffee is a principal of Bunker Hill, a management consulting firm based in Houston, Texas. Pursuant to the contract, Mr. Chaffee has agreed to serve the Company in various capacities as an officer and director. In July 1997, the Company entered into an Executive Consulting Agreement pursuant to which the Company agreed to pay a base retainer for such services at the rate of $7,500 per month with additional stock and cash bonus consideration. The term of the agreement is three and one-half years, it may be extended for one or more additional periods, and it can be terminated by Bunker Hill on thirty days' prior written notice and by the Company at any time. The agreement supercedes the 1991 service contract between the Company and Bunker Hill. In 1998, Bunker Hill, on behalf of Mr. Chaffee, received $90,000 in consideration for Mr. Chaffee's management services as an officer of the Company plus a bonus of $200,000 earned but not paid in fiscal year 1998. In July 1998 the Company also retained Bunker Hill, on behalf of Mr. Chaffee to provide management and support services in connection with the Company's environmental risk management function for a monthly fee of $4,250. Accordingly, Bunker Hill, on behalf of Mr. Chaffee was paid a total of $25,500 for these services in 1998. In addition, $59,101 was remitted to Bunker Hill for secretarial support and reimbursement of travel and out-of-pocket expenses related to Mr. Chaffee's services.

     In July 1997, the Company entered into an employment agreement (the "Employment Agreement") with A. Daniel Sharplin, its President, Chief Executive Officer and a director, pursuant to which Mr. Sharplin will continue to serve the Company as President, Chief Executive Officer and director. Pursuant to the Employment Agreement, the Company paid Mr. Sharplin a base salary at the rate of $225,000 in 1998,. Pursuant to the Employment Agreement, the Company will pay Mr. Sharplin an annual base salary of $250,000 for all periods after December 31, 1998, except that the salary may be increased but not decreased at the discretion of the Board of Directors. On February 23, 1999, the Compensation Committee of the Board of Directors voted to increase Mr. Sharplin's annual salary to $290,000 effective January 1, 1999. Mr. Sharplin will also receive additional stock and cash bonus consideration. The term of the contract is three and one-half years, and it may be extended for one or more additional periods.

     The agreements described above between the Company and Messrs. Chaffee and Sharplin (who for the purposes of this paragraph only will be referred to as the "Employed Person") provide for change of control protection. In case of a change of control, (i) if the Employed Person is terminated, (A) the Employed Person will be entitled to receive his base compensation for a period equal to the remaining portion of the designated term of the relationship, (B) all of the stock appreciation rights or stock options of the Employed Person granted pursuant to the agreement which have accrued but not vested prior to the date on which the change in control has occurred will automatically vest as of such date and (C) all other rights and benefits the Employed Person may have under the employee benefit, bonus and/or stock option plans and programs of the Company will be determined in accordance with the terms and conditions of those plans and programs, and (ii) if the Employed Person is not terminated, (A) the terms and provisions of the agreements will remain in full force and effect, (B) at the election of the Employed Person, the stock appreciation rights and stock options of the Employed Person granted pursuant to the agreements which have accrued but not vested prior to the date of such change in control shall either
(x) vest or (y) remain accrued but not vested and (C) regardless of the election of the Employed Person pursuant to the immediately preceding clause, the stock appreciation rights and stock options granted pursuant to the agreements shall continue to accrue after the date of the change in control. A change in control means a change in control of the Company which shall be deemed to have occurred if (i) there is an event required to be reported with respect to the Company under federal securities laws, (ii) any person shall have become the beneficial owner, directly or indirectly, of securities of the Company representing 40% or more of the combined voting power of the Company's then outstanding voting securities, (iii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board of Directors in office immediately prior to such transaction or event constitute less than a majority of the Board of Directors thereafter or (iv) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB



Refinancing

     In December 1997, the Company entered into several agreements with two subsidiaries of Danaher Corporation, which encompassed both a commercial agreement with Veeder-Root Company and an $8 million investment by DH Holdings, Inc. Veeder-Root is a manufacturer of environmental monitoring equipment and a provider of supporting services. Under the terms of the commercial agreement, the Company and Veeder-Root will work to integrate their complementary service offerings. Under the terms of the investment agreement with DH Holdings Corp., the Company issued (i) a $6.5 million Senior Subordinated Note with a 10% annual interest rate and a 5-year term, (ii) $1.5 million of Preferred Stock that is convertible into 3 million shares of the Company's Common Stock and pays a 10% annual dividend with a 7-year term and (iii) 4.5 million warrants to purchase the Company's Common Stock at $0.375 per share with a 5- year term. If DH Holdings Corp. exercises its warrants and converts the Preferred Stock, its ownership would be approximately 25% of the Company on a fully-diluted basis. With the proceeds of this investment and approximately $750,000 of cash, the Company repaid all of its obligations to Banc One Capital Partners ("BOCP") and repurchased all of the Company's 13,022,920 outstanding warrants which were held by BOCP. Mr. Landers is a Vice-President of Veeder- Root and a director of the Company.

     Subsequent to December 31, 1998, on February 8, 1999, the Company invoked the Dispute Resolution provision of the Distribution, Services and Marketing Agreement (DSM Agreement). In response to the Company's notice, Veeder- Root's counsel advised the Company's counsel that Veeder-Root also invoked the Dispute Resolution provisions of the DSM Agreement. At this time, the parties have elected to continue informal negotiations rather than initiating a formal arbitration process. We believe that the result of these negotiations and or a formal arbitration proceeding with Veeder-Root will not have a significant adverse effect on the balances of the Note Payable, Preferred Stock and Warrants and the related Accounts Receivable from Veeder-Root at December 31, 1998.

Additionally, we believe any potential claims DH Holdings, Inc. may have regarding the Purchase Agreement will not have a significant adverse effect on the balance sheet at December 31,1998, or results of operations for the year ended December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith or incorporated herein by reference:

           (1)  1998 Financial Statements, Table of Contents.................F-1

                Report of Independent Auditors...............................F-2

                Consolidated Balance Sheets as of December 31, 1998
                    and 1997.................................................F-3

                Consolidated Statements of Operations for the years ended
                    December 31, 1998 and 1997...............................F-4

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997.........................F-5

                Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998 and 1997...............................F-7

                Notes to Consolidated Financial Statements...................F-8

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


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

           (3) Exhibits:


           No.     Exhibit
           ------  ----------------------------------------------------

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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
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

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
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

           10.30 Warrant Certificate dated October 25, 1996 issued pursuant to the Note and Warrant Purchase Agreement. (Incorporated by reference from Exhibit 10.2b of Form 8-K dated October 25, 1996.)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
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

           10.42 Pledge and Security Agreement, dated October 25, 1996, between USTMAN Industries, Inc., and Bank One Texas, N.A. (Incorporated by reference from Exhibit 10.14 of Form 8- K dated October 25, 1996.)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
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

           10.45 Note, Preferred Stock and Warrant Purchase Agreement, signed as of December 23, 1997, by and between Tanknology-NDE
                    International,    Inc.,   ProEco,    Inc.,    Tanknology/NDE
                    Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp.

           10.46 Senior Subordinated Note, dated December 23, 1997, provided for in the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45) by and between Tanknology-NDE International, Inc. and DH Holdings Corp..

           10.47    Distribution, Services and Marketing Agreement, signed as of
                    December   23,   1997,   by   and   between   Tanknology-NDE
                    International and Veeder-Root Company

           10.48 Certificate of Designation of Preferences and Rights of Series A Redeemable Convertible Preferred Stock of Tanknology-NDE International, Inc., meeting held December 22, 1997, providing for the issuance of a series of Preferred Stock designated as the Series A Redeemable Convertible Preferred Stock

           10.49 Preemptive Rights Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45)

           10.50 Registration Rights Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45)

           10.51 Co-Sale Agreement, signed as of December 23, 1997, by and between Tanknology-NDE International, Inc., Proactive Partners, L.P., Lagunitas Partners, L.P., Jay Allen Chaffee,
                    A. Daniel Sharplin and DH Holdings Corp. entered into pursuant to the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45)

           10.52 Tanknology-NDE International, Inc. Security Agreement Personal Property, Signed as of December 23, 1997, by and between Tanknology-NDE International, Inc., ProEco, Inc., Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45)

           10.53 Tanknology-NDE International, Inc. Security Agreement Pledge of Subsidiary Stock, Signed as of December 23, 1997, by and between Tanknology-NDE International, Inc. and DH Holdings Corp. entered into pursuant to the Note, Preferred Stock and Warrant Purchase Agreement (Exhibit 10.45)

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
           10.54    Amendment  No. 1 to the Note,  Preferred  Stock and  Warrant
                    Purchase Agreement (Exhibit 10.45) by and between Tanknology-NDE International, Inc.,ProEco, Inc., Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp.

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

           10.59 Executive Consulting Agreement, effective July 1, 1997, by and between Tanknology-NDE International, Inc. and Bunker Hill Associates, Inc.

           10.60 Amendment No. 1 to the Employment Agreement (Exhibit 10.58) effective July 2, 1997, by and between Tanknology-NDE International, Inc. and A. Daniel Sharplin

           10.61 Amendment No. 1 to the Executive Consulting Agreement (Exhibit 10.59) effective July 2, 1997, by and between Tanknology-NDE International, Inc. and Bunker Hill Associates, Inc.

           10.62 Amendment to Stock Purchase Agreement dated May 22, 1997 (Incorporated by reference from Exhibit 2.1 of Form 8-K dated October 25, 1996) dated as of October 30, 1997, by and between Watson General Corporation, and Tanknology-NDE International, Inc.

           10.63 Asset Purchase Agreement dated February 19, 1997 among Precision Tank Testing Limited, Tanknology Canada (1988) Inc., NDE Environmental Corporation, Tanknology//NDE Corporation.

           10.64 Amendment No. 4 dated as of June 26, 1998, to Loan Agreement by and between the Registrant, Tanknology-NDE Construction Services, Inc., ProEco, Inc., 2368692 Canada, Inc. and Bank One, Texas, N.A. dated as of October 25, 1996

           10.65 Amendment No. 1 [sic] dated as of July 10, 1998, to the Note, Preferred Stock and Warrant Purchase Agreement among the Registrant, ProEco, Inc., Tanknology/NDE Corporation, 2368692 Canada, Inc., Tanknology-NDE Construction Services, Inc. and DH Holdings Corp. dated as of December 23, 1997

           10.66 Amendment No. 5 dated as of November 5, 1998, to the Loan Agreement by and between the Registrant, Tanknology-NDE Construction Services, Inc., ProEco, Inc., 2368692 Canada, Inc. and Bank One, Texas, N.A. dated as of October 25, 1996

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


           No.     Exhibit
           ------  -------------------------------------------------------------
           10.67 Third Amendment dated as of December 7, 1998, to the Stock Purchase Agreement dated as of October 27, 1996 by and between the Registrant and Tanknology Environmental, Inc.

           10.68 Amendment No. 2 to the Employment Agreement effective July 2, 1997 by and between the Registrant and A. Daniel Sharplin

           21.01    Subsidiaries of the Registrant

           23.2     Consent of Ernst & Young, LLP

           27.01    Selected Financial Data


     (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1997.

                              Filed                    Dated
                      ----------------------    --------------------
                               N/A                      N/A

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB


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

     Outbound Services, Inc., a California corporation, incorporated on March 22, 1993, is a wholly owned subsidiary of Tanknology-NDE International, Inc. and does business under the name of Outbound Services, Inc.

                       TANKNOLOGY-NDE INTERNATIONAL, INC.
                        1998 ANNUAL REPORT ON FORM 10-KSB

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report filed on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Tanknology-NDE International, Inc


Date:    March 29, 1999     By:         /s/ A. DANIEL SHARPLIN
       ------------------        ------------------------------------
                                 A. Daniel Sharplin
                                 President, Chief Executive Officer and Director
                                 (PRINCIPAL EXECUTIVE OFFICER)

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ JAY ALLEN CHAFFEE                         Dated:  March 29   , 1999
 --------------------------------------------             ----------
 Jay Allen Chaffee
 Chairman of the Board of Directors

    /s/ DAVID G. OSOWSKI                           Dated:  March 29 , 1999
 --------------------------------------------             ----------
 David G. Osowski
 Vice President and
 Chief Financial Officer
 (PRINCIPAL FINANCIAL and ACCOUNTING OFFICER)

     /s/ CHARLES C. McGETTIGAN                     Dated:  March 29 , 1999
 --------------------------------------------             ----------
 Charles C. McGettigan
 Director

     /s/ MICHAEL S. TAYLOR                         Dated:  March 29 , 1999
 --------------------------------------------             ----------
 Michael S. Taylor
 Director

     /s/ MYRON A. WICK, III                        Dated:  March 29 , 1999
 --------------------------------------------             ----------
 Myron A. Wick, III
 Director

     /s/ LAWRENCE K. LANDERS                       Dated:  March 30 , 1999
 --------------------------------------------             ----------
 Lawrence K. Landers
 Director

                        Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997




                                    Contents


Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)....................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                         Report of Independent Auditors



Stockholders and Board of Directors
Tanknology-NDE International, Inc.


We have audited the accompanying consolidated balance sheets of Tanknology-NDE International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanknology-NDE International, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                           /s/ ERNST & YOUNG LLP

Austin, Texas
March 19, 1999

               Tanknology-NDE International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                               1998           1997
                                                                           ------------    ------------
Assets
Current assets:
     Cash ..............................................................   $    416,189    $    193,627
     Trade accounts receivable, less allowance for doubtful
           accounts of $1,798,044 in 1998 and $1,066,331 in 1997 .......     18,071,273       9,856,826
     Inventories .......................................................      1,218,271         482,107
     Prepaid expenses and other current assets .........................        521,909       1,149,950
                                                                           ------------    ------------
                                                                             20,227,642      11,682,510

Restricted cash ........................................................      3,000,000       3,000,000

Equipment and improvements, net ........................................      8,109,097       4,812,500

Goodwill, net of accumulated amortization of $125,442 in 1998 ..........      2,401,115            --

Patents, licenses and other intangible assets, net of accumulated
     amortization of $1,527,761 in 1998 and $1,169,104 in 1997 .........      1,070,446       1,604,194

Deferred financing costs, net ..........................................        674,531         649,614

                                                                           ------------    ------------
Total assets ...........................................................   $ 35,482,831    $ 21,748,818
                                                                           ============    ============

Liabilities, Redeemable Convertible Preferred Stock  and
     Stockholders' Equity ( Deficit)
Current liabilities:
     Accounts payable ..................................................   $  4,874,180    $  2,675,345
     Accrued liabilities ...............................................      1,649,020       2,249,208
     Accrued payroll and payroll taxes .................................      4,363,312       1,959,273
     Current portion of long-term debt and capital lease obligations ...      2,314,991       4,055,072
                                                                           ------------    ------------
                                                                             13,201,503      10,938,898

Long-term debt and capital lease obligations ...........................     18,271,743      10,589,252

Deferred license revenue ...............................................        207,135         525,000

Redeemable Convertible Preferred Stock, at redemption value ............      1,500,000       1,500,000

Stockholders' equity ( deficit):
Series AAA Convertible Preferred Stock, $.0001 par value; authorized 400 shares;
     issued and outstanding no shares in 1998 and 1 share in
     1997; stated at liquidation value of $5,000 per share .............           --             5,000
Common Stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 16,735,040 and 15,978,610 at December 31, 1998
     and 1997, respectively ............................................          1,674           1,598
Warrants ...............................................................        321,000         291,000
Additional paid-in capital .............................................     27,733,366      27,578,446
Accumulated deficit ....................................................    (25,755,500)    (29,659,297)
Cumulative foreign currency translation adjustment .....................          1,910         (21,079)
                                                                           ------------    ------------
                                                                              2,302,450      (1,804,332)
                                                                           ------------    ------------
Total Liabilities, Redeemable Convertible Preferred Stock  and
     Stockholders' Equity (Deficit) ....................................   $ 35,482,831    $ 21,748,818
                                                                           ============    ============

See accompanying notes.

               Tanknology-NDE International, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                             Year ended December 31,
                                    1998 1997
                                                   ------------    ------------

Revenues ..........................................$ 66,845,455    $ 38,683,146

Cost of services ..................................  48,285,993      29,246,121
                                                   ------------    ------------

                Gross margin ......................  18,559,462       9,437,025

Selling, general and administrative ...............  12,276,887       7,853,002

                                                   ------------    ------------

Operating income ..................................   6,282,575       1,584,023

Other income (expense):
     Interest expense .............................  (1,757,559)     (3,205,475)
              Interest income .....................     124,304          97,800
     Other income (expense), net ..................      64,210         (11,420)
                                                   ------------    ------------

Income (loss) before provision for income taxes and
extraordinary gain ................................   4,713,530      (1,535,072)

Provision for income taxes ........................    (809,733)        (39,060)

Extraordinary gain ................................        --           220,497
                                                   ------------    ------------

Net income (loss)  ................................$  3,903,797    $ (1,353,635)

Less:    Preferred stock dividends ................    (150,000)         (3,288)
                                                   ------------    ------------

Net loss available to common stock ................$  3,753,797    $ (1,356,923)
                                                   ============    ============

Basic income (loss) per share:
     Before extraordinary gain ....................$       0.23    $      (0.10)
     Extraordinary gain ...........................          -             0.01
                                                   ------------    ------------
Basic  income (loss) per share ....................$       0.23    $      (0.09)
                                                   ============    ============

Diluted income (loss) per share:
     Before extraordinary gain ....................$       0.16    $      (0.10)
     Extraordinary gain ...........................          -             0.01
                                                   ------------    ------------
Diluted income (loss) per share ...................$       0.16    $      (0.09)
                                                   ============    ============



See accompanying notes.

               Tanknology-NDE International, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit)




                         Series AAA
                    Convertible Preferred
                           Stock           Common Stock           Warrants
------------------- -------------------- ------------------ ------------------ Additional                   Other      Stockholders'
                        Shares             Shares            Shares             Paid-in     Accumulated  Comprehensive    Equity
                     Outstanding  Amount Outstanding Amount Issuable   Amount   Capital       Deficit       Income       (Deficit)
-------------------- --------- --------- ----------- ------ --------- -------- ----------- ------------- ------------- -------------
Balance at
December 31, 1996         1    $   5,000  15,978,610 $1,598       -        -   $27,578,446 $(28,302,374) $    (17,125)     (734,455)

Issuance of Warrants      -          -           -      -   4,850,000 $291,000         -            -             -    $    291,000

Dividend on
Redeemable Preferred
Stock                     -          -           -      -                                        (3,288)          -          (3,288)

Foreign currency
translation               -          -           -      -                              -            -          (3,954)       (3,954)

Net loss                  -          -           -      -                              -     (1,353,635)          -      (1,353,635)

Comprehensive  (loss)                                                                                                    (1,357,589)

Balance at
December 31, 1997         1    $   5,000  15,978,610 $1,598 4,850,000 $291,000 $27,578,446 $(29,659,297) $    (21,079) $ (1,804,332)
-------------------- --------- --------- ----------- ------ --------- -------- ----------- ------------- ------------- -------------

               Tanknology-NDE International, Inc. and Subsidiaries


                         Series AAA
                    Convertible Preferred
                           Stock           Common Stock           Warrants
------------------- -------------------- ------------------ ------------------ Additional                   Other      Stockholders'
                        Shares             Shares            Shares             Paid-in     Accumulated  Comprehensive    Equity
                     Outstanding  Amount Outstanding Amount Issuable   Amount   Capital       Deficit       Income       (Deficit)
-------------------- --------- --------- ----------- ------ --------- -------- ----------- ------------- ------------- -------------
Balance at December
31, 1997                    1  $   5,000  15,978,610 $1,598 4,850,000 $291,000 $27,578,446 $(29,659,297) $    (21,079) $ (1,804,332)
-------------------- --------- --------- ----------- ------ --------- -------- ----------- ------------- ------------- -------------
Issuance of Warrants                                          500,000   30,000                                               30,000
-------------------- --------- --------- ----------- ------ --------- -------- ----------- ------------- ------------- -------------
Dividend on
Redeemable Preferred
Stock                                                                             (150,000)                                (150,000)

Exercise of stock
options                                      175,556     18                         21,924                                   21,942

Exercise of warrants                         330,874     33                         87,708                                   87,741

Issuance of common
stock in connection
with the
acquisition of OSI                           250,000     25                        195,288                                  195,313

Repurchase of Series
AAA Convertible
Preferred Stock            (1)    (5,000)                                                                                    (5,000)

Foreign currency
translation
adjustments                                                                                                    22,989        22,989

Net income                                                                                    3,903,797                   3,903,797

Total Comprehensive
income                                                                                                                    3,926,786

Balance at December
31, 1998                   -   $   -      16,735,040 $1,674 5,350,000 $321,000 $27,733,366 $(25,755,500) $       1,910 $   2,302,450
====================================================================================================================================

               Tanknology-NDE International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                      Year ended December 31,
                                                                                       1998            1997
                                                                                    -----------    -----------
Cash flows from operating activities:
     Net income (loss) ..........................................................   $ 3,903,797    $(1,353,635)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Extraordinary gain .....................................................          --         (220,497)
         Write down of assets ...................................................          --           16,396
         Depreciation ...........................................................     2,871,948      3,376,237
         Amortization ...........................................................       426,811        534,878
         Amortization of discounts and financing costs ..........................       280,330      1,366,713
         Deferred license revenue earned ........................................      (161,371)       (91,667)
         Gain on sale of equipment ..............................................          --          (22,758)
         Other ..................................................................        22,989         (3,954)
Changes  in  operating   assets  and  liabilities   net  of   acquisitions   and
dispositions:
     Trade accounts receivable ..................................................    (8,339,130)    (4,121,276)
     Inventories ................................................................      (736,164)      (114,745)
     Prepaid expenses and other current assets ..................................       650,762       (140,130)
     Accounts payable ...........................................................     2,039,297      1,001,875
     Accrued liabilities ........................................................    (1,036,729)    (2,942,089)
     Accrued payroll and payroll taxes ..........................................     2,317,017        489,487
                                                                                    -----------    -----------
         Net cash provided by (used in) operating activities ....................     2,239,557     (2,225,165)

Cash flows from investing activities:
     Proceeds from the sale of USTMAN ...........................................             -      5,900,000
     Restricted cash received in the sale of USTMAN .............................             -     (3,000,000)
     Proceeds from the sale of licenses .........................................             -      1,947,500
     Business acquisitions ......................................................      (765,000)             -
     Capital expenditures .......................................................    (5,787,757)    (2,841,530)
     Proceeds from sale of equipment ............................................             -         80,258
     Other ......................................................................       (29,909)        (4,095)
                                                                                    -----------    -----------
         Net cash provided by (used in) investing activities ....................    (6,582,666)     2,082,133

Net cash from financing activities:
     Proceeds from issuance of long-term debt and warrants ......................     2,335,280      6,500,000
     Proceeds from issuance of common stock .....................................       109,683              -
     Preferred stock dividends ..................................................      (150,000)             -
     Proceeds from issuance of redeemable convertible preferred stock ...........             -      1,500,000
     Deferred financing costs ...................................................      (245,570)      (299,363)
     Payments on long-term debt .................................................    (5,378,722)    (6,966,968)
     Repurchase of series AAA convertible preferred stock .......................        (5,000)             -
     Proceeds from issuance of debt .............................................     7,900,000      5,690,757
     Repayment of long-term debt and warrants with put option ...................             -     (8,500,000)
                                                                                    -----------    -----------
         Net cash provided by (used in) financing activities ....................     4,565,671     (2,075,574)

         Net change  in cash ....................................................       222,562     (2,218,606)
     Cash at beginning of year ..................................................       193,627      2,412,233
                                                                                    -----------    -----------
     Cash at end of year ........................................................   $   416,189    $   193,627
                                                                                    ===========    ===========
     Supplemental disclosure of cash flow information: Cash paid during the year for:

                  Interest ......................................................   $ 1,312,861    $ 1,840,031
                                                                                    ===========    ===========
                  Taxes .........................................................   $   287,513              -
                                                                                    ===========    ===========

         Capital lease financing ................................................   $   960,666    $   170,704
                                                                                    ===========    ===========

     Items related to business acquisition:
         Note payable issued in business acquisition ............................   $   750,000              -
         Common stock issued in business acquisition ............................       195,313              -
         Warrants issued in business acquisition ................................        30,000              -
         Liabilities  incurred in business acquisition ..........................       239,601              -

See accompanying notes

               Tanknology-NDE International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 1998

1. Summary of Significant Accounting Policies

Description and History of Business
     Tanknology-NDE International, Inc. and subsidiaries (the Company) provides regulatory compliance and related services, primarily tightness testing for underground storage tanks (USTs) and associated pipelines, which the Company considers to encompass the Field Services and Management business segments. Operations are conducted in the United States, Puerto Rico, and the District of Columbia. Although work is occasionally performed outside of the U.S., the Company generally operates through foreign licensees. The Company has grown significantly through acquisitions, financed primarily by debt.

Basis of Presentation
     The consolidated financial statements include the accounts and operations of Tanknology-NDE International, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for years prior to December 31, 1998 have been reclassified to conform to the current year presentation.

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

Revenue Recognition
     Tank testing, line testing and management service revenues are recognized when services are performed. Revenues for construction contracts, generally on short term projects, are recognized as the work is performed. Equipment sales are recognized upon delivery to the customer.

Concentrations of Credit Risk
     The Company's customers are principally the retail fuel operations of major oil companies, independently owned gasoline retailers, convenience store operators, large vehicle fleet owners and governmental entities. Accounts receivable potentially expose the Company to concentrations of credit risk. Generally, accounts receivable are due within 30 days and are not collateralized. Credit losses historically have not been significant. One customer accounted for approximately 23% and 21 %of the Company's revenues in 1998 and 1997 respectively. A payment default by this customer could have a material impact on the Company's results of operations.

Inventories
     Inventories consist principally of parts sold by the Company in connection with the performance of testing services and are valued at lower of cost (first-in, first-out) or market.

Equipment and Improvements
     Equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

               Tanknology-NDE International, Inc. and Subsidiaries

The estimated useful lives used in computing depreciation and amortization are as follows:


Tank testing equipment                 8 years
Furniture and fixtures                 5 years
Vehicles                           2 - 5 years
Software                          3 - 15 years
Other equipment                    3 - 6 years

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

Fair Values of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximates the fair market value. The carrying amount of the Company's long- term debt approximates their fair value since most of this debt bears interest at variable rates.

Advertising Costs
     The Company accounts for advertising costs in accordance with AICPA Statement of Position No. 93-7, Reporting on Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $333,000 and $238,000 in 1998 and 1997, respectively.

Income/(loss)  per common share
     Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted income/(loss) per share is similar to basic income/(loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The effect of the potentially dilutive common shares were not included in the computation of diluted loss per share for the year ended December 31, 1997 because to do so would have been antidilutive.

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

Comprehensive Income
     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Tanknology's other comprehensive income is primarily comprised of foreign currency translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

               Tanknology-NDE International, Inc. and Subsidiaries

Segment Data
     During 1998, the Company adopted Statement of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of Tanknology- NDE but did affect the disclosure of segment information.

Year 2000 Compliance
     The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields will need to accept four digit entries to distinguish twenty- first century dates from twentieth century dates (2000 or 1900). As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

Recently Issued Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Because of the company's minimal use of derivatives, adoption of this statement will have not have a significant impact on the Company's results of operations.

     In February 1998, the FASB issued Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supersedes the disclosure requirements in Statements No. 87 Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Statement 132 will have no affect on the Company's results of operations, financial position or disclosures in the future.

2. Business Acquisitions/Dispositions

Purchase of Outbound Services, Inc. (OSI)
     On August 7, 1998, the Company purchased all of the outstanding stock of OSI. OSI engages in the business of providing site service management to primarily retail fuel and food service providers. It provides numerous service capabilities to owners and operators of these sites such as seven-day, twenty-four hour call center availability, contractor management and dispatch, equipment warranty tracking and other services. The terms of the purchase called for a cash payment of $765,000, a $750,000, 10% subordinated note payable monthly in twenty four equal installments, the issuance of 250,000 shares of common stock which were valued at $195,313, the issuance of warrants (valued at $30,000) to purchase 500,000 shares common stock with an initial exercise price of $2.00 (subject to downward adjustment based on the future performance of OSI) and the assumption of certain debt and liabilities of the Company. The acquisition was accounted for as a purchase and accordingly, the results of operations of OSI from the date of the acquisition are included in the Company's statement of operations. The purchase price is subject to adjustment if certain assumed liabilities exceed the amounts specified in the purchase agreement through a reduction in the principal amount of the subordinated note.

     In addition to the purchase price paid to shareholders of OSI, the Company incurred approximately $239,601 in fees and costs related to consummating and

               Tanknology-NDE International, Inc. and Subsidiaries

effecting the acquisition.

The purchase price was recorded as follows:


Working capital, other than cash               $      (288,251)
Property and equipment                                  75,071
Goodwill                                             2,469,269
Long-term liabilities                                 (276,175)
                                               -----------------
Purchase price, net of cash acquired           $     1,979,914
                                               =================

Tanknology UST Group (the "Acquisition")
     On October 25, 1996, the Company acquired all of the common stock of the Tanknology UST Group of Tanknology Environmental, Inc. ("TEI"). The Tanknology UST Group consisted of three subsidiaries of TEI: Tanknology Corporation International ("TCI"), 2368692 Canada, Inc. (formerly named Tanknology Canada
(1988) Inc.) ("Canada"), and USTMAN Industries, Inc. ("USTMAN"). The Acquisition was accounted for as a purchase.

     In December, 1998 the Company settled all of the remaining purchase price adjustments with TEI resulting in a payment to the Company of $230,000 and the reduction of certain indemnification limitations provided for in the Stock Purchase Agreement on behalf of TEI from the previous limit of $1,250,000 to $600,000 (see Note 12).

Sale of Acquired Canadian Operations
     On February 20, 1997 the Company sold certain patents, software and trademark rights as well as fixed assets associated with the operation of Canada for $1.2 million. The Company also canceled certain existing license agreements and entered into new agreements, which will generate a future revenue stream. The net proceeds from this sale approximated the basis of the assets sold and had no material impact to the Company's results of operations in 1997.

     The Company recognized revenues and expenses related to Canadian operations of approximately $111,000 and $84,000 in 1997.

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

     The Company recognized revenues and expenses related to the USTMAN operations of approximately $692,000 and $622,000 in 1997.

     As a condition of approval of the USTMAN sale transaction by the Company's senior bank, $3,000,000 of the cash proceeds has been placed in a restricted account with the Company's senior bank and will be held as collateral against outstanding Company loans. The remaining $2,250,000 cash proceeds from the sale were used to pay down amounts due under the revolving credit line.

               Tanknology-NDE International, Inc. and Subsidiaries

3. Equipment and Improvements

Equipment and improvements consist of the following:

                                                           At December 31,
                                                       1998            1997
                                                   ------------    ------------
Equipment ......................................   $ 17,823,586    $ 13,805,523
Furniture and fixtures .........................        191,679         154,046
Vehicles .......................................      3,319,341       1,677,664
Equipment replacement parts ....................        161,500         161,500
Leasehold improvements .........................         83,654          66,353
                                                     21,579,760      15,865,086
Less accumulated depreciation and amortization .    (13,470,663)    (11,052,586)
                                                   $  8,109,097    $  4,812,500
                                                   ============    ============

     The company leases vehicles and miscellaneous equipment under capital leases. The gross amount of assets recorded under capital leases at December 31, 1998 and 1997 was $3,342,096 and $1,716,036, respectively. The related accumulated amortization was $838,328 and $445,765 at December 31, 1998 and 1997, respectively.

 4. Long-Term Debt

Long-term debt and financing agreements consist of the following:


                                                             At December 31,
                                                         1998             1997
                                                     ------------    ------------
Revolving line of credit .........................   $  6,650,000    $  1,792,667
Term loan ........................................      4,200,000       4,800,000
                                                     ------------    ------------
         Senior secured bank debt ................     10,850,000       6,592,667

Senior subordinated note .........................      6,500,000       6,500,000
Less: Discount ...................................       (210,322)       (270,000)
                                                     ------------    ------------
         Senior subordinated note ................      6,289,678       6,230,000

Capital lease obligations ........................        966,413         222,167

Other collateralized notes
                                                          845,646         613,119
Other non-collateralized notes ...................      1,634,997         986,371
                                                     ------------    ------------
         Other long-term debt ....................      2,480,643       1,599,490
                                                     ------------    ------------

Total long-term debt and capital lease obligations     20,586,734      14,644,324
Less: Current portion ............................     (2,314,991)     (4,055,072)
                                                     ------------    ------------
                                                     $ 18,271,743    $ 10,589,252
                                                     ============    ============


               Tanknology-NDE International, Inc. and Subsidiaries

Senior Secured Bank Debt
     In 1998 the Company amended its Senior credit facilities to increase the revolving credit line from $5,000,000 to $9,000,000 and to extend the term of this facility by one year to December 2000 and to suspend amortization of the 5-year term note which matures at December 31, 2001 for six months. The funds available under the revolving line of credit are based on a formula as applied to the eligible accounts receivable of the Company. In May 1997, as a condition to release the assets of USTMAN from its collateral (see Note 2), the bank obtained as additional collateral a $3 million restricted certificate of deposit. Outstanding balances under the credit line bear interest at a rate of prime plus 0.75% (8.50% at December 31, 1998). The commitment fee related to the unused portion of the $5 million line is 0.5%. The term loan bears interest at prime plus 1.0% (8.75% at December 31, 1998) with monthly principal payments of $100,000.

     At December 31, 1998, the Company had $6,650,000 of borrowings outstanding under the revolving credit line and also had $735,000 in letters of credit outstanding. At December 31, 1998, there was approximately $1,615,000 available for borrowing under the revolving credit facility.

     Substantially all of the Company's assets were pledged as security for the agreements. The Financing Agreements also impose restrictions on the Company's ability to incur additional indebtedness, sell assets, prohibits payment of dividends, make additional business acquisitions, repurchase shares of common stock, make capital expenditures and make certain management changes. At December 31, 1998, the Company was in compliance with the financial debt covenants related to the Financing Agreements as amended in December 1998.

1996 Acquisition Financing
     In October 1996, in connection with the Acquisition, the Company obtained a total of $19 million of financing (the "Financing") under two separate loan agreements. The Financing consisted of senior secured bank debt consisting of a three-year $5 million revolving line of credit, a five-year $6 million term loan and an $8 million subordinated note which was refinanced in December 1997 as described below under "1997 Refinancing".

     In 1996, as part of the acquisition financing, the Company obtained a $8 million senior subordinated note with a 5 year term, maturing December 31, 2001 with interest at 13%. The debt holder received warrants to purchase 13,022,920 shares of the Company's common stock at an initial exercise price of $0.325 per share which could be exercised at any time from October 24, 1996 through December 31, 2005. Both the number of shares and the exercise price were subject to adjustment based upon certain factors. These warrants were also subject to a put option (the "Put") whereby, under certain circumstances, the holder could require the Company to repurchase the warrants (including any common shares owned as a result of a previous warrant exercise). The appraised market value of the put warrants at issuance was determined to be $1.6 million and was recorded as a discount to, and separately from, the Subordinated Note. In 1997, the Company recorded interest expense of $734,250 in its results of operations to accrete the value of the warrants to their estimated value.

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

1997 Refinancing
     In December 1997, the Company retired the then-existing Senior Subordinated Note and the Warrants with Put Option for an aggregate of $8.5 million, plus accrued interest on the Senior Subordinated Note through the closing date. As part of this termination agreement, the Company also entered into a Post Closing Agreement (the "PCA") with the lender. The PCA calls for an additional contingent payment to the lender upon the occurrence of certain "Triggering Events" as defined in the PCA, which include, among other events, the dissolution or liquidation of the Company or the merger of the Company into another entity wherein i) the Company is not the surviving entity or ii) the current stockholders of the Company hold less than 50% of the combined voting

               Tanknology-NDE International, Inc. and Subsidiaries



power of the surviving entity. Upon the occurrence of a Triggering Event, the Company has agreed to pay to the lender 20% of the amount by which the Market Determined Value (as defined in the PCA) at or as a result of the closing of a Triggering Event exceeds the Target Amount. The Target Amount increases from $10 million as of the date of the 1997 Refinancing through March 31, 1998 to $12.5 million for the period April 1, 1998 to June 30, 1998, to $15 million for the period July 1, 1998 to September 30, 1998 to $17.5 million for the period October 1, 1998 to December 31, 1998 and to $20 million for the period January 1, 1999 to March 31, 1999. The PCA expires after March 31, 1999. Such payment to the lender is required on the same date and in the same form as payments to shareholders of the Company. As of December 31, 1998, there has been no occurrence of a Triggering Event, and the Company is not aware of any potential Triggering Events.

     The funds for this transaction were provided by the issuance of $1.5 million of Redeemable Convertible Preferred Stock (Note 5), the issuance of a $6.5 million Senior Subordinated Note and $500,000 of the Company's cash. Additionally, the Company's Senior Secured Bank Debt was modified to allow for these transactions and to amend certain other terms and conditions of the agreement.

1997 Senior Subordinated Note
     In 1997, the Company obtained a $6.5 million senior subordinated note with interest at 10% and maturing December 31, 2002. Required principal payments of $541,667 per quarter and interest payments begin March 31, 2000.This note, along with the Senior Secured Bank Debt, is collateralized by substantially all of the assets of the Company. In consideration for the note, the holder also received a warrant to purchase 4,500,000 shares of the Company's common stock at an initial exercise price of $0.375 per share (subject to adjustment pursuant to anti-dilution provisions) and is exercisable in a single exercise at any time. The warrant expires on December 31, 2002. The appraised fair market value of the warrants at issuance was determined to be $270,000 and was recorded as a discount to, and separately from the note. The discount is being amortized over the life of the note using the effective interest method. At December 31, 1998, the note had a carrying value, net of unamortized discount, of $6,289,678. Under the terms of the Note agreement, the Company is subject to certain restrictions and covenants.

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

Other Collateralized Notes
     Other collateralized notes include financing arrangements collateralized by the Company's common stock and a note collateralized by certain purchased assets. Original maturities on the notes are 7 years with an interest rate of 7.5% per year.

Other Non-Collateralized Notes
     Other non-collateralized notes consist of subordinated notes, a note for purchased patent rights, a note for gauge financing and includes an 8.00% and 8.53% insurance note, payable in twelve monthly installments. The 10% subordinated note related to the OSI purchase (see note 2) is payable in twenty four equal installments. Interest on the other subordinated notes is payable quarterly at 10%; principal is payable annually in equal amounts over five years. The gauge financing note is payable in monthly installments and matures in five years with an interest rate of prime plus 1% (8.75% at December 31, 1998). A note for $300,000 relates to patent rights purchased in November 1995 bears interest at a variable rate of approximately 6% and is due October 2000.

               Tanknology-NDE International, Inc. and Subsidiaries


     The aggregate annual maturities of long-term debt and financing agreements at December 31, 1998 are as follows:


1999                $          2,023,727
2000                          10,954,847
2001                           3,586,520
2002                           2,930,290
2003                             148,359
Thereafter                       186,899
                              19,830,642
Less: Discount                  (210,321)
                    --------------------
                    $         19,620,321
                    ====================

5. Leases

     The Company leases certain facilities, vehicles and equipment used in its operations which are leased under noncancellable capital and operating lease agreements which expire on various dates through 2002. Under the terms of most of the leases, the Company is required to pay all taxes, insurance and maintenance. Future minimum annual lease payments under these lease agreements at December 31, 1998 were as follows:


                                                    Capital          Operating
                                                    Leases             Leases
                                              ------------------   -------------


1999 .........................................     $ 370,646      $  593,047
2000 .........................................       347,733         460,090
2001 .........................................       321,099         191,081
2002 .........................................       104,660           2,457
2003 .........................................          --               204
                                                   1,144,138
                                                   ----------
Less amounts related to interest .............      (177,725)
                                                   ----------
Present value of capital lease obligations ...       966,413
Less current portion .........................      (281,264)
                                                   ----------
Long-term capital lease obligations ..........     $ 685,149
                                                   ==========


     Rent expense under operating leases totaled $628,045 in 1998 and $420,426 in 1997. As of December 31, 1998, approximately $13,338 of aggregate future minimum rentals are due to the Company under noncancellable subleases.

6. Series A Redeemable Convertible Preferred Stock

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

               Tanknology-NDE International, Inc. and Subsidiaries


     The holders of Series A Preferred will be entitled to 20,000 votes per share of Series A Preferred, subject to anti- dilution provisions, on all matters subject to a vote of stockholders of the Corporation (except as specified in the Series A Preferred Certificate of Designation), such that holders of the Series A Preferred shall have the same voting rights as they would have if the shares of Series A Preferred held by them had been converted into common stock.

7. Stockholders' Equity

Series AAA Convertible Preferred Stock
     The Company's Series AAA Convertible Preferred Stock ("Series AAA Preferred") may be converted into Common Stock at any time at the initial conversion price of $2.50 per share (subject to adjustment pursuant to anti dilution provisions). In May 1995, 256.5 shares of the Series AAA Preferred with a liquidation value of $1,282,500 were converted into an aggregate of 511,000 shares of Common Stock at a conversion price per share of $2.50. During 1998, the Company repurchased the one share which was outstanding at December 31, 1997.


Warrants
     As  of  December  31,  1998,   the  Company  had  the  following   warrants
outstanding:


 Number of Shares Issuable      Exercise Price          Expiration

            25,924                     $.150            April 1999
             3,675                     $.750            April 1999
            34,360                    $7.500            April 1999
             4,000                     $.150              May 1999
            12,000                    $7.500              May 1999
            58,334                   $11.400         December 1999
            31,667                   $21.000         December 1999
           500,000                    $2.000         December 2008
            32,219                   $25.800         December 1999
         4,850,000                     $.375         December 2002
--------------------------
         5,552,179
==========================

     In consideration of the bank's consent to enter into the 1997 Refinancing, the bank was paid a $50,000 fee and received a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $.375 per share. The warrant is exercisable in a single exercise at any time and expires December 31, 2002.

Stock Options
     The Company has elected to account for its employee stock options under APB
25. As a result, pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 6.00% and 6.15%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .86 and 1.2; and a weighted- average expected life of the option of 4 years.

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

               Tanknology-NDE International, Inc. and Subsidiaries

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                         1998              1997
----------------------------------   ------------    -------------
Pro forma net income/(loss):
    Before extraordinary gain        $  3,673,752    $ (1,829,913)
    Extraordinary gain                      -             220,497
                                     ------------    -------------
    Net income/(loss)                $  3,673,752    $ (1,609,416)
                                     ============    =============
Pro forma income/(loss) per share:
Basic:
    Before extraordinary gain        $       0.22    $      (0.11)
    Extraordinary gain                       -               0.01
                                     ------------    -------------
    Net income/(loss)                                $      (0.10)
                                     ============    =============
Fully diluted:
    Before extraordinary gain        $      (0.15)   $      (0.11)
    Extraordinary gain                       -               0.01
                                     ------------    -------------
    Net income/(loss)                $      (0.15)   $      (0.10)
                                     ============    =============


     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                ----------------------------   ----------------------------
                                          1998                            1997
                                ----------------------------   ----------------------------
                                                                              Weighted
                                            Weighted Average               Average Exercise
                                 Options     Exercise Price     Options        Price
                                ---------   ----------------   ---------   ----------------
Outstanding-beginning of year   5,131,929   $      0.23        2,734,556   $       0.18
Granted                           748,650          0.63        2,528,040           0.30
Exercised                        (175,556)         0.13            -               -
Canceled                          (78,333)         0.43         (130,667)          0.29
                                ---------   ----------------   ---------   ----------------

Outstanding-end of year         5,626,690   $      0.29        5,131,929   $       0.23
                                =========   ================   =========   ================

Exercisable at end of year      3,063,160   $      0.21        1,709,609   $       0.17
                                =========   ================   =========   ================

Weighted-average fair value of
options granted during the year $    0.63                      $    0.23
                                =========                      =========

     Exercise prices for options outstanding as of December 31, 1998 ranged from $0.05 to $1.125. The weighted- average remaining contractual life of those options is 7.4 years.

Tanknology-NDE International, Inc. and Subsidiaries

     The following table summarizes outstanding options at December 31, 1998 by price range:

                 Outstanding                          Exercisable
---------------------------------------------   --------------------------
Weighted    Weighted-Average Weighted
Number of   Average          Remaining          Number of   Average
Options     Exercise Price   Contractual Life   Options     Exercise Price
---------   --------------   ----------------   ---------   --------------
45,000      $    0.05000           7 years         30,000   $    0.05000
55,000      $    0.09375         7.8 years         36,667   $    0.09375
1,327,400   $    0.12500         6.5 years      1,265,000   $    0.12500
201,000     $    0.15625         7.6 years        134,000   $    0.15625
492,000     $    0.18750         7.6 years        292,000   $    0.18750
155,000     $    0.25000         7.9 years        101,667   $    0.25000
2,000,040   $    0.28125           7 years        857,160   $    0.28125
65,000      $    0.31250         8.5 years         21,667   $    0.31250
310,000     $    0.40625           8 years        195,000   $    0.40625
310,000     $    0.43750         8.5 years        130,000   $    0.43750
325,000     $    0.50000         9.1 years          -       $    0.50000
90,000      $    0.62500         9.6 years          -       $    0.62500
100,000     $    0.78125         9.3 years          -       $    0.78125
40,000      $    0.81250         9.9 years          -       $    0.81250
100,000     $    1.00000         9.6 years          -       $    1.00000
11,250      $    1.12500         9.3 years          -       $    1.12500
---------   --------------   ----------------   ---------   --------------
5,626,690   $    0.28830         7.4 years      3,063,161   $    0.21200
=========   ==============   ================   =========   ==============

Stock Option Plan
     In 1997, the 1989 Stock Option Plan was amended and renamed the Tanknology-NDE International, Inc. 1989 Long-Term Incentive Plan("Plan"). The purpose of the Plan as amended and restated is to retain key executives and other selected employees, reward them for making major contributions to the success of the Company and provide them with a proprietary interest in the growth and performance of the Company and its subsidiaries. In general, the Plan as amended permits the award of stock-based compensation in addition to options, extends the term of the Plan, increases the number of shares of stock with respect to which awards may be made under the Plan and accommodates changes in response to the enactment of section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code"), and the revisions to Rule 16b-3 promulgated by the U.S. Securities and Exchange Commission. The Plan was amended to allow up to 6,000,000 shares to be awarded, an increase from the previously authorized 2,500,000 shares.

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

     The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") . Subject to the terms of the plan, the Committee will have authority (i) to select employees to receive awards, (ii) to determine the timing, form, amount or value and term of awards, and the conditions and limitations, if any, subject to which awards will be made and become payable and
(iii) to interpret the Plan and adopt rules, regulations and guidelines for carrying out the Plan. The Committee may delegate certain of its duties under the Plan to the Chairman of the Board, the President and other senior officers of the Company. The Committee may not, however, delegate to any person the authority to grant awards to, or take other action with respect to, participants

               Tanknology-NDE International, Inc. and Subsidiaries


who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, or section 162(m) of the Code.

     In 1996, the Committee determined that in connection with the granting of executive options in 1995, it would be in the best interests of the shareholders and the Company to reprice certain management options that had been granted in 1993 to a current market price rather than issue additional new options. The Committee believed that at the existing exercise prices, the options were not providing the proper performance incentive to management. Accordingly, the Committee repriced 50,000 options that had been previously granted to the Chairman of the Board and the Chief Executive Officer as well as 20,000 options that had been previously granted to an officer to the then market price of the Common Stock which was $.125. All of the aforementioned options previously had exercise prices of $3.75. All of these options remain fully vested following the repricing.

     Effective June 1995, the Company adopted the 1995 Incentive Plan for Non-management Employees (the "Non- management Plan"). The Non-management Plan is administered by a Committee appointed by the Board of Directors. The Company has reserved an aggregate of 250,000 shares for issuance pursuant to the Non-management Plan.

Common Shares Reserved for Issuance
     Common shares reserved for issuance at December 31, 1998, under convertible securities, options, warrants and other arrangements are detailed in the following table:

                                                                   Common Shares
                                                           Reserved for Issuance
                                                           ---------------------
Warrants ..................................................        5,552,179
Stock Options .............................................        6,250,000
Series A Redeemable Convertible Preferred Stock ...........        3,000,000
Shares issuable upon conversion of promissory notes .......           14,835
  Common shares reserved for issuance .....................       14,817,014
                                                           =====================

8.  Related Party Transactions

     The Company has a service contract with Bunker Hill Associates, Inc. ("Bunker Hill") to retain the services of Mr. Chaffee. Mr. Chaffee is Chairman of the Board of the Company. The contract expiries December 31, 2000 and it may be extended for one or more additional periods and it can be terminated by Bunker Hill on thirty days notice and by the Company at any time. The contract calls for a base retainer of $7,500 per month with additional stock and cash bonus consideration. In 1998 and 1997, Bunker Hill earned or incurred reimbursable expenses totaling $374,601 and $380,785, respectively, associated with both the aforementioned services contract and certain acquisition-related fees. In July 1998 the Company also retained Bunker Hill, on behalf of Mr. Chaffee to provide management and support services in connection with the Company's environmental risk management function for a monthly fee of $4,250. Accordingly, Bunker Hill, on behalf of Mr. Chaffee was paid a total of $25,500 for these services in 1998.

     In December 1997, the Company entered into a series of agreements a with Veeder-Root, a subsidiary of Danaher, which encompassed both a commercial agreement with Veeder-Root and an $8 million investment by Danaher. Veeder-Root is a manufacturer of environmental monitoring equipment and a provider of supporting services through its Simplicity offering. Under the terms of the commercial agreement, the Company and Veeder-Root will work to integrate their complementary service offerings. Under the terms of the investment agreement, the Company issued (i) a $6.5 million Senior Subordinated Note with a 10% annual interest rate and a 5-year term, (ii) $1.5 million of Redeemable, Convertible Preferred Stock ("Preferred Stock") which is convertible into 3 million shares of the Company's Common Stock and pays a 10% annual dividend with a 7- year term and (iii) 4.5 million warrants to purchase the Company's Common Stock at $0.375 per share with a 5-year term. If Veeder-Root exercises its warrants and converts the Preferred Stock, its ownership would be approximately 25% of the Company on a fully-diluted basis. With the proceeds of this investment and approximately

               Tanknology-NDE International, Inc. and Subsidiaries

$750,000 of cash, the Company repaid all of its obligations to Banc One Capital Partners, L.P. ("BOCP") and repurchased BOCP's 13 million warrants. Mr. Landers is a Vice President of Veeder-Root and a director of the Company.


9. Income Taxes

Significant components of the provision for income taxes attributable to continuing operations are as follows:


                               1998                   1997
                          --------------        ---------------
Current:
         Federal          $      601,000        $          -
         State                   205,000                 25,000
         Foreign                   4,000                 14,000
                          --------------        ---------------
    Total Current                810,000                 39,000


Deferred:
         Federal                   -                       -
         State                     -                       -
         Foreign                   -                       -
                          --------------        ---------------
    Total Deferred                 -                       -
                          --------------        ---------------
                          $      810,000        $        39,000
                          ==============        ===============

     The foreign taxes include withholdings on royalties from foreign countries.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                  1998           1997
                                               -----------   -----------
Deferred tax assets:
         Net operating loss carryforwards      $  431,000    $  989,000
         Allowance for doubtful accounts          592,000       412,000
         Nondeductible accruals                   395,000       698,000
                                               -----------   -----------
         Total deferred tax assets              1,418,000     2,099,000
         Valuation allowance                     (645,000)   (1,536,000)
         Net deferred tax assets                  773,000       563,000

Deferred tax liabilities:
         Book over tax basis of depreciable
          assets                                 (773,000)     (563,000)
Deferred taxes, net                            $        0    $        0
                                               ===========   ===========


     The valuation allowance for deferred tax assets decreased by $891,000 during 1998 as a result of the combined effect of current year utilization of net operating losses and current year activity which decreased the net amount of deferred tax assets. At December 31, 1998, for income tax purposes, the Company had net operating loss carryforwards of $21,990,000. Due to a change in ownership of the Company's stock pursuant to Internal Revenue Code Section 382, the Company's future utilization of the net operating loss carryforwards incurred prior to such change will be subject to a significant annual limitation. Remaining losses will expire in tax years 2004-2011.

     Undistributed earnings of the Company's foreign subsidiaries were immaterial as of December 31, 1998. Those earnings are considered permanently reinvested, and accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal income tax (subject to an adjustment for foreign tax credits), state income tax, as

               Tanknology-NDE International, Inc. and Subsidiaries


applicable, and additional foreign taxes, as applicable. Determination of the amount of unrecognized U.S. federal income tax on those permanently reinvested foreign earnings is not practicable because the amount is subject to the outcome of future events.

     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:


                                                      1998             1997
                                                  -------------    -------------

Income taxes (benefit) at the statutory rate .....   $ 1,649,000    $  (460,000)
Change in valuation allowance ....................      (891,000)       156,000
Tax benefit for Alternative Minimum Tax Credit ...       (40,000)             -
Nondeductible interest ...........................             -        230,000
State taxes, net of Federal benefit ..............       133,000         25,000
Other, net .......................................       (41,000)        84,000
Tax rate differential - foreign jurisdictions ....             -          4,000
                                                     -----------    -----------
Income taxes .....................................   $   810,000    $    39,000
                                                     ===========    ===========

10.  Significant Customer

     Sales to one customer comprised 23% of total revenue in 1998 and 21% in 1997. Loss of this customer would significantly and adversely impact the Company's results of operations.

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

     The Company carries professional and pollution liability insurance of up to $2 million per occurrence with a $2 million aggregate limit; general, product and personal injury coverage of up to $1 million per occurrence, with a $2 million aggregate limit; fire and, legal liability coverage to $500,000. In addition, umbrella coverage for all sources of liability other than professional and pollution liability coverage in the amount of $10 million is maintained. Deductibles are in the amount of $100,000 per occurrence, for professional and pollution liability claims. The umbrella policy carries a $10,000 self insured retention. All other coverages carry deductibles of $1,000 to $5,000 per occurrence. Additionally the Company carries general, auto and employers liability insurance for its international operations. The Company believes that the policies in force are expected to be sufficient to cover all current and expected claims. The Company has not been denied any coverages sought. However, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits. The occurrence of any significant uninsured loss or liability would have a material adverse effect on the Company's business, financial condition and results of operations.

               Tanknology-NDE International, Inc. and Subsidiaries

Litigation
     The Company also is subject to various claims and litigation in the normal course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

     In connection with the purchase of the UST group of companies in October 1996, the Company accepted the legal liability for certain potential claims and existing law suits and claims against the acquired companies. These suits range from former employee-related claims to environmental remediation claims incurred in the course of UST's business activities. In connection with claims related to product liability, the Company assumed a liability of $658,450 (the "Assumed Liability") as part of the Acquisition. To the extent that certain of these claims are settled for an amount exceeding the Assumed Liability, the Company has been indemnified by the former owner of the UST group for any claims made by the Company under the provisions of the acquisition agreement within three years from the closing date of the acquisition in an amount up to $1,250,000 over the Assumed Liability, net of any insurance proceeds or additional insurance premiums that might become due as a result of such claims. As part of the resolution of the remaining purchase price adjustments with TEI (see Note 2), the Company agreed to reduce this indemnification limit to $600,000 for the remaining period of the indemnification period. It is possible that estimates relating to the $658,450 of claims and litigation contingencies could change. In connection with other claims, as defined in the Acquisition Agreement, the Company was indemnified for claims asserted against the former UST Group owner within two years from the closing date of the acquisition in an amount up to $1,000,000 in excess of any liabilities transferred to the Company, net of any insurance proceeds or additional insurance premiums that become due as a result of such claims. This indemnification expired in 1998. The Company believes that the liability assumed and recorded in its accounts and the indemnification from the former owner of the UST Group are sufficient and that the indemnification is enforceable and collectible such that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company is also subject to various claims and litigation in the normal course of business not directly related to the Acquisition. However, in the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan covering all employees. Employees are eligible to participate in the plan after thirty days of service. At December 31, 1998, approximately 460 employees are eligible to participate in the plan. The Company matches annually at its discretion. In 1998 the Company amended the plan allowing for the Company to make a flat $500 per eligible employee for 1998. In early 1999 the Company contributed $191,500 to the 401(k) plan for its 1998 matching contribution. There was no Company contribution in 1997.

               Tanknology-NDE International, Inc. and Subsidiaries

13. Income (loss) per share calculations

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                                         For the Year Ended
                                                     ---------------------------
                                                            December 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------    -----------
Numerator:
         Net income (loss) .......................   $ 3,903,797    $(1,353,635)
         Preferred stock dividends ...............      (150,000)        (3,288)
                                                     -----------    -----------
         Numerator for basic income (loss) per
         share -income available to common
         shareholders ............................     3,753,797     (1,356,923)

         Effect of dilutive securities - preferred
          stock dividends ........................       150,000          3,288
                                                     -----------    -----------
         Numerator for diluted income (loss)
         per  share ..............................   $ 3,903,797    $(1,353,635)
                                                     ===========    ===========

Denominator:
         Denominator for basic income (loss)
         per  share - weighted-average shares          16,329,073    15,978,610

         Effect of dilutive securities:
         Stock options                                 3,835,323             --
         Warrants                                      3,077,462             --
         Convertible preferred stock                   1,367,464             --
                                                     -----------    -----------
         Dilutive potential common shares              8,280,249              --

         Denominator for diluted earnings (loss)
         per share - adjusted weighted - average
         shares and assumed  conversions              24,609,322    15,978,610
                                                     ===========    ===========

         Basic income (loss) per share               $      0.23    $     0.09
                                                     ===========    ===========

         Diluted income (loss) per share             $      0.16    $    (0.09)
                                                     ===========    ===========


14. Segment Information

     The Company manages its business segments primarily along two lines of business, Field Services and Management Services. Field Services is comprised of all services that are typically performed out of the Company's regional offices by field technicians operating from the Company's fleet of rolling stock. Management Services is comprised of Compliance Management Services, International, Remote Monitoring, Maintenance Management and Construction

               Tanknology-NDE International, Inc. and Subsidiaries



Services. These services are primarily "back office" functions whereby the Company manages customers' information, oversees compliance or construction projects or performs technology licensing. These services are primarily performed out of the Company's corporate office in Texas (Compliance Management, Remote Monitoring, International) or offices in California (Maintenance Management) and Georgia (Construction Management).

     The accounting policies of the two segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segments based on segment profit. Segment profit is defined as segment revenues less those direct costs associated with the operations and does not include depreciation, amortization, interest expense, income taxes or certain corporate expenses that are managed outside the reportable segment such as the costs of the finance, marketing, information technology, legal, executive management and national sales groups. The Company does not allocate and manage its assets by segment. Accordingly, the Company considers all assets to be Corporate assets and as such no allocation of assets has been made.

     Summary information by segment as of and for the years ended December 31, 1998 and 1997 is as follows:


                                                   1998                 1997
                                              --------------      --------------
Field Services:
   Segment revenues ....................         $53,922,391         $32,690,564
   Segment profit ......................          15,928,853           8,133,692
Management Services:
   Segment revenues ....................          13,434,438           6,164,820
   Segment profit ......................         $ 1,451,348         $   893,666

     Segment revenues in 1997 include $117,169 and $1,884,361, respectively, for Canada and USTMAN, both of which were sold in 1997. Segment profits in 1997 include $34,259 and $618,602, respectively, for Canada and USTMAN.

     A reconciliation of the Company's segment revenues and segment profit to the corresponding consolidated amounts as of and for the years ended December 31, 1998 and 1997 is as follows:



                                                   1998                1997
                                               ------------        ------------
Segment revenues: ......................       $ 67,356,829        $ 38,855,384
Field Services revenues from
Management Services ....................           (511,374)           (172,238)
Consolidated revenues ..................       $ 66,845,455        $ 38,683,146


                                                   1998                1997
                                               ------------        ------------
Segment net profit: ....................       $ 17,380,201        $  9,027,358
Corporate expenses .....................         (7,798,867)         (3,532,220)
Depreciation and amortization ..........         (3,298,759)         (3,911,115)
Interest income ........................            124,304              97,800
Interest expense .......................         (1,757,559)         (3,205,475)
Other income/expense ...................             64,210             (11,420)
Income taxes ...........................           (809,733)            (39,060)
Extraordinary gain .....................               --               220,497
Net Income .............................       $  3,903,797        $ (1,353,635)


15. Subsequent events

               Tanknology-NDE International, Inc. and Subsidiaries

Veeder-Root and DH Holdings, Inc.
     Subsequent to December 31, 1998, on February 8, 1999, the Company invoked the Dispute Resolution provision to the Distribution, Services and Marketing Agreement (DSM Agreement). In response to the Company's notice, Veeder-Root's counsel advised the Company's counsel that Veeder-Root also invoked the Dispute Resolution provisions of the DSM Agreement. At this time, the parties have elected to continue informal negotiations rather than initiating a formal arbitration process. The Company believes that the result of these negotiations and or a formal arbitration proceeding with Veeder-Root will not have a significant adverse affect on the balances of the Note Payable, Preferred Stock and Warrants and the related Accounts Receivable from Veeder-Root at December 31, 1998.

     Additionally, the Company believes any potential claims DH Holdings, Inc. may have regarding the Purchase Agreement will not have a significant adverse effect on the balance sheet at December 31,1998, or results of operations for the year ended December 31, 1998.