Form 10-Q
period 1999-03-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1999-05-17
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

 [ ] Transition Report Under to Section 13 or 15(d) of the Exchange Act for the transition period from to .



                         Commission File Number 1-10361


                       Tanknology-NDE International, Inc.
           (Exact name of business issuer as specified in its charter)


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

                                    Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



               Class                   Outstanding at March 31, 1999
               --------------       -----------------------------------

               Common                           16,774,940

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


                                                                     Page Number

PART I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and December 31, 1998 ............3

         Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1999 and March 31, 1998.........4

         Condensed Consolidated  Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1999 and March 31, 1998.........5

         Notes To Condensed Consolidated Financial Statements (Unaudited)......6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................10



PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................14

               Tanknology-NDE International, Inc. and Subsidiaries


PART I    Financial Information
Item 1.   Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets

                                                                           March 31, 1999   December 31, 1998
                                                                           --------------   -----------------
ASSETS                                                                         (Unaudited)

    Cash and equivalents...............................................    $      178,055   $        416,189
    Trade accounts receivable, less allowance for doubtful accounts of
             $1,374,699 at March 31, 1999 and
             $1,798,044 at December 31, 1998...........................        13,093,531         18,071,273
    Inventories........................................................         1,216,332          1,218,271
    Prepaid expenses and other current assets..........................           356,054            521,909
                                                                           --------------   -----------------
             Total Current Assets......................................        14,843,972         20,227,642

    Restricted cash....................................................         3,000,000          3,000,000

    Equipment and improvements, net of accumulated depreciation of
             $14,039,656 at March 31, 1999 and
             $13,470,663 at December 31, 1998..........................         7,983,012          8,109,097
    Goodwill, net of accumulated amortization of $166,605 at
             March 31, 1998  and  $125,442 at December 31, 1998........         2,359,953          2,401,115
    Patents, licenses and other intangible assets, net of accumulated amortization of $1,513,686 at March 31, 1998 and
             $1,527,761 at   December 31, 1998.........................           784,522          1,070,446
    Deferred financing costs, net......................................           617,198            674,531
                                                                           --------------   -----------------
             Total Assets..............................................    $   29,588,657   $     35,482,831
                                                                           ==============   =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

    Accounts payable ..................................................    $    2,247,555   $      4,874,180
    Accrued liabilities................................................         1,508,067          1,649,020
    Accrued payroll and payroll taxes..................................         2,602,127          4,363,312
    Current portion of long-term debt..................................         2,746,773          2,314,991
                                                                           --------------   -----------------
             Total Current Liabilities.................................         9,104,522         13,201,503

    Long Term Debt, less current portion ..............................        17,687,623         18,271,743

    Deferred License Revenue...........................................           173,047            207,135

    Redeemable Convertible Preferred Stock, at redemption value........         1,500,000          1,500,000

    Stockholders' Deficit:
         Common stock, $.0001 par value;  authorized  50,000,000 shares;  issued and outstanding 16,771,940 shares at March 31, 1999
             and 16,735,040  shares at  December 31, 1998..............             1,677              1,674
         Warrants......................................................           321,000            321,000
         Additional paid-in capital....................................        27,699,900         27,733,366
         Accumulated deficit...........................................       (26,938,025)       (25,755,500)
         Cumulative foreign currency translation adjustment............            38,913              1,910
                                                                           --------------   -----------------
                                                                                1,123,465          2,302,450
                                                                           --------------   -----------------
             Total Liabilities, Redeemable Convertible Preferred Stock
                   and Stockholders' Deficit............................   $   29,588,657   $     35,482,831
                                                                           ==============   =================

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                    Three Months Ended
                                                              ------------------------------

                                                              March 31, 1999  March 31, 1998
                                                              --------------  --------------

Revenues ..................................................   $ 12,580,473    $ 11,697,947

Cost of services ..........................................     10,829,692       9,005,243
                                                              --------------  --------------

         Gross Margin .....................................      1,750,781       2,692,704

Selling, general and administrative .......................      2,904,559       2,316,802

                                                              --------------  --------------
         Operating Income (Loss) ..........................   $ (1,153,778)   $    375,902

Other income (expense):
        Interest income ...................................         29,335          32,020
        Interest expense ..................................       (464,712)       (395,517)
        Other income (expense), net .......................         53,416             711
                                                              --------------  --------------

        Net Income (Loss) Before Provision for Income Taxes     (1,535,739)         13,116

 Benefit (Provision) for income taxes .....................        353,220          (4,400)
                                                              --------------  --------------

         Net Income (Loss) ................................     (1,182,519)          8,716

 Less - Preferred stock dividends .........................        (37,500)        (37,500)


         Net Loss Available to Common Stockholders ........   $ (1,220,019)   $    (28,784)
                                                              ==============  ==============

         Basic and Diluted Loss  per Share ................   $      (0.07)   $       --
                                                              ==============  ==============

         Weighted Average Number of Shares Outstanding ....     16,739,151      16,044,166
                                                              ==============  ==============


See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended
                                                                     -----------------------------

                                                                     March 31, 1999 March 31, 1998
                                                                     -------------- --------------

Cash Flows from Operating Activities

         Net income (loss) .......................................   $(1,182,519)   $     8,716

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
          Operating Activities

         Depreciation and amortization ...........................       752,830        690,787
         Amortization of discounts and financing costs ...........        57,333         69,161
         Deferred license revenue earned .........................       (34,088)       (45,833)
         Gain on sale of patent ..................................       (95,000)          --
         Other ...................................................        37,003         (9,334)

Changes in Operating Assets and Liabilities

         Trade accounts receivable ...............................     4,977,742        147,774
         Inventories .............................................         1,937       (116,200)
         Prepaid expenses and other current assets ...............       165,855        373,368
         Accounts payable ........................................    (2,626,625)       (66,556)
         Accrued liabilities .....................................      (140,953)       150,694
         Accrued payroll and payroll taxes .......................    (1,761,185)       (34,778)
                                                                     -------------- --------------
         Net cash provided in operating activities ...............       152,330      1,167,799

Cash Flows from Investing Activities

         Additions to equipment and improvements .................      (504,657)      (641,094)
                                                                     -------------- --------------
         Net cash used in investing activities ...................      (504,657)      (641,094)

Cash Flows from Financing Activities

         Net activity in revolving line of credit ................       650,000        (42,667)
         Preferred stock dividends ...............................       (37,500)       (37,500)
         Proceeds from issuance of common stock ..................         4,031           --
         Proceeds from long-term debt ............................       141,949           --
         Payments on long-term debt ..............................      (644,287)      (496,502)
         Deferred financing costs ................................          --         (143,663)
                                                                     -------------- --------------
         Net cash provided by (used in) financing activities .....       114,193       (720,332)

         Net decrease in cash and equivalents ....................      (238,134)      (193,627)

         Cash and equivalents at beginning of period .............       416,189        193,627

         Cash and equivalents at end of period ...................       178,055           --
                                                                     ============== ==============

               Tanknology-NDE International, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1:   ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The consolidated financial statements of Tanknology-NDE International, Inc. and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three months ended March 31, 1999 and 1998 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1999 and 1998 and the results of operations and cash flows for the three months then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In 1999, the Company is required to file Form 10-Q and Form 10-K in accordance with Regulation S-X under the 1933 and 1934 Securities Acts. The Company no longer meets the definition of a "Small Business Issuer" as defined in Regulation S-B under the 1933 and 1934 Acts.


NOTE 2:   INCOME (LOSS) PER SHARE CALCULATIONS

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                                        Three Months Ended
                                                 -------------------------------
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
Numerator:
         Net income (loss) ...................   $  (1,182,519)  $        8,716
         Preferred stock dividends ...........         (37,500)         (37,500)
                                                 --------------   --------------
         Numerator for basic income (loss) per
         share -income available to common
         shareholders ........................      (1,220,019)         (28,784)

               Tanknology-NDE International, Inc. and Subsidiaries


                                                        Three Months Ended
                                                 -------------------------------
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
Denominator:
         Denominator for basic income (loss) per
         share - weighted-average shares .......     16,739,151       16,044,166

         Effect of dilutive securities:
         Stock options .........................          --                --
         Warrants ..............................          --                --
         Convertible preferred stock ...........          --                --
                                                 --------------   --------------
         Dilutive potential common shares ......          --                --

         Denominator for diluted earnings (loss)
         per share - adjusted weighted- average
         shares and assumed  conversions .......          --                --
                                                 ==============   ==============

         Basic income (loss) per share ......... $        (0.07)  $         --
                                                 ==============   ==============

         Diluted income (loss) per share ....... $        (0.07)  $         --
                                                 ==============   ==============



NOTE 3:   COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month periods ended March 31, 1999 and 1998 was as follows:


                                                  Three Months Ended
                                           -------------------------------
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------

Net income (loss) ......................   $  (1,220,019)   $     (28,784)
Foreign currency translation gain (loss)          37,003           (9,334)
                                           --------------   --------------
Total comprehensive income (loss) ......   $  (1,183,016)   $     (38,118)
                                           ==============   ==============




NOTE 4:   SEGMENT INFORMATION

     The Company manages its business segments primarily along two lines of business, Field Services and Management Services. Field Services comprises all services that are typically performed out of the Company's regional offices by field technicians operating from the Company's fleet of rolling stock. Management Services comprises all Compliance Management Services, International, Remote Monitoring, Maintenance Management and Construction Services. These services are primarily "back office" functions whereby the Company manages customers' information, oversees compliance or construction projects or performs

               Tanknology-NDE International, Inc. and Subsidiaries


technology licensing. These services are primarily performed out of the Company's corporate office in Texas (Compliance Management, Remote Monitoring, International) or offices in California (Maintenance Management) and Georgia (Construction Management).

     The accounting policies of the two segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 to the 1998 financial statements. The Company evaluates the performance of its segments based on segment profit. Segment profit is defined as segment revenues less those direct costs associated with the operations and does not include depreciation, amortization, interest expense, income taxes or certain corporate expenses that are managed outside the reportable segment such as the costs of the finance, marketing, information technology, legal, executive management and national sales groups. The Company does not allocate and manage its assets by segment. Accordingly, the Company considers all assets to be corporate assets and as such no allocation of assets has been made.

     Summary information by segment as of and for the periods ended March 31, 1999 and 1998 is as follows:


                                                  1999                 1998
                                           ----------------      ---------------
Field Services:
   Segment revenues ...................    $      9,879,106      $     9,243,113
   Segment profit .....................           1,916,892            2,035,691
Management Services:
   Segment revenues ...................           2,911,842            2,471,067
   Segment profit (loss) ..............    $        (81,676)     $       444,474


     A reconciliation of the Company's segment revenues and segment profit to the corresponding consolidated amounts as of and for the years ended March 31, 1999 and 1998 is as follows:


                                                  1999                 1998
                                           ----------------      ---------------
Segment revenues: ......................   $    12,790,948       $   11,714,180
Field Services revenues  from
Management Services ....................          (210,475)             (16,233)
                                           ----------------      ---------------
Consolidated revenues ..................   $    12,580,473       $   11,697,947
                                           ================      ===============



                                                  1999                 1998
                                           ----------------      ---------------
Segment net profit: ...................... $     1,835,216       $    2,480,165
Corporate expenses .......................      (2,236,164)          (1,413,476)
Depreciation and amortization ............        (752,830)            (690,787)
Interest income ..........................          29,335               32,020
Interest expense .........................        (464,712)            (395,517)
Other income/expense .....................          53,416                  711
Income taxes .............................         353,220               (4,400)
Extraordinary gain .......................            --                   --
                                           ----------------      ---------------
Net Income ............................... $    (1,182,519)      $        8,716
                                           ================      ===============

               Tanknology-NDE International, Inc. and Subsidiaries


NOTE 5:   COMMITMENTS AND CONTINGENCIES

Veeder-Root Company and DH Holdings Corp.

     On February 8, 1999, the Company invoked the dispute resolution provision of the Distribution, Services and Marketing Agreement, dated as of December 23, 1997, by and between the Company and Veeder-Root Company (the "DSM Agreement"). In response to the Company's notice, on February 12, 1999, Veeder-Root Company's counsel advised the Company's counsel that DH Holdings and Veeder-Root Company may have certain claims against the Company and that Veeder-Root Company intended to invoke the dispute resolution provisions of the DSM Agreement. On April 14, 1999, the Company filed a demand for arbitration in which it sought an interpretation of the DSM. In response to the Company's filing, Veeder- Root Company filed an answer and counterclaims regarding both declaratory judgement matters and allegations for damages. The Company believes that the result of these arbitration proceedings with Veeder- Root Company will not have a significant adverse effect on the balance sheet at March 31, 1999, or the results of operations for the period ended March 31, 1999.

     Additionally, the Company believes any potential claims DH Holdings Corp. may have regarding the Note, Preferred Stock and Warrant Purchase Agreement, dated as of December 23, 1999, and the associated Note Payable, Preferred Stock and Warrants will not have a significant adverse effect on the balance sheet at March 31,1999, or the results of operations for the period ended March 31, 1999.

Gilbarco Note

     In November 1995, in consideration of the assignment of certain Gilbarco patents, the Company entered into a note to pay Gilbarco an additional $300,000. The $300,000 note was outstanding at December 31, 1998 and was due in October 2000. In the first quarter of 1999, the Company entered into an agreement to reassign the patents back to Gilbarco in exchange for the note and the accrued interest thereon. The Company recorded a small gain from the sale of these patents in the first quarter 1999.

     There have been no material changes in the information reported as of December 31, 1998, as reported on Form 10-KSB in Footnote 11 accompanying the audited financial statements.


NOTE 6:   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.


NOTE 7:   SUBSEQUENT EVENTS

     During April 1999, the Company renegotiated certain terms of the Revolving Line of Credit to increase the maximum borrowings from $9 million to $12.5 million. The expiration date of the facility is December 31, 2000.

               Tanknology-NDE International, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenue of certain items included in the Company's statements of operations for the three month periods ended March 31, 1999 and 1998.



                                                                 Three Months Ended
                                                           -------------------------------

                                                           March 31, 1998   March 31, 1997
                                                           --------------   --------------
Revenues .................................................      100%             100%

Cost of Sales ............................................       86%              77%
                                                           --------------   --------------

Gross Margin .............................................       14%              23%

Selling, General and Administrative ......................       23%              20%

                                                           --------------   --------------
Operating Income ( Loss) .................................       (9)%              3%

Other Income (Expense) ...................................       (3)%             (3)%

Net Income (Loss) Before Provision for Income Taxes ......      (12)%             --

Provision for Income Taxes ...............................        3%              --

Net Income (Loss) ........................................       (9)%             --
                                                           ==============   ==============


Revenues

     Revenues for the three months ended March 31, 1999 were $12,580,473 compared to $11,697,947 in the 1998 period, an increase of $882,526, or 8%. The increase in revenues from 1998 is primarily due to the following factors; (i) revenues of $373,246 generated by the Maintenace Management Division which did not begin operations until the third quarter of 1998, (ii) an increase of 61% in Compliance Management Services revenue, and (iii) an over 42% increase in cathodic protection installation, maintenance, repair and inspection revenues.

Cost of  Services

     Cost of services for the three months ended March 31, 1999 were $10,829,692 or 86% of revenue compared to $9,005,243 or 77% of revenue in 1998, an increase of $1,824,449, or 20%. Gross margin was $1,750,781 or 14% of revenue for 1998, compared to $2,692,704 or 23% of revenue for 1998. The decrease in gross margin percentage is largely due to the increase in cost of services in 1998 which were sustained in the first quarter of 1999. During the first quarter of 1999 the company realized a 44% drop in revenues compared to the fourth quarter of 1999. Cost of services decreased disproportionately by 29% in first quarter of 1999 when compared to the fourth quarter of 1998. This was primarily due to under utilization of fixed costs in the first quarter of 1999, which had been increased over the last six months of 1998 to keep pace with the demand for the Company's Underground Storage Tank (UST) services. These services were in great demand due to the December 22, 1998 deadline set by the Environmental Protection Agency that required UST facilities to be tested and upgraded by the deadline. Management has implemented a plan to cut fixed costs and reduce day to day expenses.

               Tanknology-NDE International, Inc. and Subsidiaries


Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended March 31, 1999 was $2,904,559 or 23% of revenue compared to $2,316,802 or 20% of revenue, an increase of $587,757 or 25% compared to the three months ended March 31, 1998. The increase in selling, general, and administrative expenses is due to the addition of sales and administrative resources to support the growth in revenue and to support an increase in the varieties of services offered.

Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended March 31, 1999, EBITDA was $(347,532) or (3)% of revenues compared to $1,066,689 or 9% of revenues in 1998. The decrease in EBITDA, was primarily due to the increased cost of services in the first quarter of 1999 compared to the first quarter of 1998. The Company believes that EBITDA is an important measure of the Company's financial performance as it is an indication of the funds generated by operations available for debt service, capital expenditures and payment of taxes. It is commonly used to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Also, EBITDA, as computed by the Company, is not necessarily comparable to similarly titled amounts of other companies.

Interest Expense

     Interest expense for the three months ended March 31, 1999 was $464,712 or 4% of revenue compared to $395,517 or 3% of revenue in 1998, an increase of $69,195 or 17%. The increase in interest expense is due to to the increase in the amount outstanding on the line of credit compared to the same prior year period.

Net Income (Loss)

     For the three months ended March 31, 1999, the Company had a net loss of $(956,168) before preferred stock dividend requirements compared to a net income of $8,716 in 1998 for the same period, a decrease of ($964,884). The decrease in net income (loss) was primarily due to the increase of cost of services in the first quarter of 1999 compared to the first quarter of 1998 and to the lower than expected level of first quarter revenues.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $5,739,450 compared to working capital of $7,026,139 at December 31, 1998. Cash provided by operating activities of $152,330 for the three months ended March 31, 1999 decreased by $1,015,469 as compared to Cash provided by operating activities of $1,167,799 in 1998. Collections on accounts receivables of $4,977,742 during the first quarter were used to pay down accounts payables and accrued liabilities.

     Cash  used  in   investing   activities   (consisting   solely  of  capital
expenditures) totaled $504,657 for the three months ended March 31, 1999 compared to cash used for capital expenditures of $641,094 in the 1998 period.

     At March 31, 1999, the Company had outstanding long-term debt (including current maturities) of $20,434,396 compared to $20,586,734 at December 31, 1998. Required term-loan principal repayments of $300,000, a net $650,000 addition on

               Tanknology-NDE International, Inc. and Subsidiaries


the revolving credit line and net other debt repayments of $202,338 were made during the quarter. At March 31, 1999, the Company had $1,525,000 available for additional borrowing under its revolving credit agreement. As of March 31, 1999, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

Impact of Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Tanknology has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in February 1998, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 31, 1999, it had completed approximately 30% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 70% of the initiatives are in process and expected to be completed on or about June 30, 1999.

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


                                                                   PERCENT
        YEAR 2000 INITIATIVE                     TIME FRAME        COMPLETE
        --------------------------------------  ------------  ------------------
        Initial IT systems identification and
        assessment............................    2/98-12/98          100%
        Remediation and testing regarding
        central system issues.................    8/98-5/99            85%
        Remediation and testing regarding
        departmental system issues............   10/98-4/99            90%

               Tanknology-NDE International, Inc. and Subsidiaries


                                                                   PERCENT
        YEAR 2000 INITIATIVE                     TIME FRAME        COMPLETE
        --------------------------------------  ------------  ------------------
        Remediation and testing regarding tank
        Testing and truck equipment system
        issues................................    11/98-6/99           45%
        Remediation and testing regarding
        telephone/PBX.........................    11/98-12/98         100%
        Electronic data interchange trading
        partner conversions...................    10/98-4/99           70%
        Identification, assessment, remediation,
        and testing regarding desktop and
        individual system issues..............    10/98-4/99           90%
        Identification and assessment regarding
        non-IT system issues..................     8/98-4/99           80%
        Remediation and testing regarding non-
        IT system issues......................    10/98-6/99           40%

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

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E.

               Tanknology-NDE International, Inc. and Subsidiaries


For a discussion identifying some important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, see the Company's Form 10-KSB page 15 "Management's Discussion and Analysis or Result of Operations" for the fiscal year ended December 31, 1998.


PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:


     No.       Exhibit
     -------   -----------------------------------------------------------------

     10.69 Amendment No. 6 to Loan Agreement by and between Tanknology-NDE International, Inc. Tanknology-NDE Corporation, Tanknology-NDE Construction Services, inc., ProEco, Inc., and 2368692 Canada, Inc. and Bank One, Texas, N.A.

     27.01     Selected Financial Data


     Reports on Form 8-K:
          None.





                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Tanknology-NDE International, Inc.
                                           (Registrant)

Date:     May 17, 1999                           /s/ A. DAN SHARPLIN
                                           -------------------------------------
                                           President and Chief Financial Officer