Form 10-Q/A
period 1999-03-31
TANKNOLOGY NDE INTERNATIONAL INC
filed 1999-05-21
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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


     The undersigned registrant hereby amends the following items, financial statements, Notes to Condensed Consolidated Financial Statements (Unaudited), and Management's Discussion and Analysis of Financial Condition and Results of Operations of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 as set forth in the pages attached hereto:

          Condensed Consolidated Balance Sheet is hereby amended and replaced in its entirety to reflect a change of the period covered by the Goodwill, net of accumulated amortization and Patents, licenses and other intangible assets, net of accumulated amortization.

          Condensed   Consolidated   Statements  of  Operations   and  Condensed
     Consolidated Statements of Cash Flows are hereby included in their entirety without change.

          Notes to Condensed Consolidated Financial Statements (Unaudited) is hereby amended and replaced in its entirety to reflect a change in period of the reconciliation of the Company's segment revenues and segment profit to the corresponding consolidated amounts and a correction of the effective date of the Note, Preferred Stock and Warrant Purchase Agreement with DH Holdings Corp.

          Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended and replaced in its entirety to reflect changes in the paragraphs titled "Results of Operations", "Cost of Services", and "Selling, General and Administrative", and to correct an error in the paragraph titled "Net Income (Loss)."







                                           TANKNOLOGY-NDE INTERNATIONAL, INC.
                                           (Registrant)

Date:     May 21, 1999                            /S/ A. DANIEL SHARPLIN
       -----------------                   -------------------------------------
                                           A. Daniel Sharplin
                                           President and Chief Financial Officer

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


                                                                     Page Number

PART I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and December 31, 1998 ............4

         Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1999 and March 31, 1998.........5

         Condensed Consolidated  Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1999 and March 31, 1998.........6

         Notes To Condensed Consolidated Financial Statements (Unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................11

               Tanknology-NDE International, Inc. and Subsidiaries


PART I    Financial Information
Item 1.   Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets

                                                                           March 31, 1999   December 31, 1998
                                                                           --------------   -----------------
ASSETS                                                                         (Unaudited)

    Cash and equivalents...............................................    $      178,055   $        416,189
    Trade accounts receivable, less allowance for doubtful accounts of
             $1,374,699 at March 31, 1999 and
             $1,798,044 at December 31, 1998...........................        13,093,531         18,071,273
    Inventories........................................................         1,216,332          1,218,271
    Prepaid expenses and other current assets..........................           356,054            521,909
                                                                           --------------   -----------------
             Total Current Assets......................................        14,843,972         20,227,642

    Restricted cash....................................................         3,000,000          3,000,000

    Equipment and improvements, net of accumulated depreciation of
             $14,039,656 at March 31, 1999 and
             $13,470,663 at December 31, 1998..........................         7,983,012          8,109,097
    Goodwill, net of accumulated amortization of $166,605 at
             March 31, 1999  and  $125,442 at December 31, 1998........         2,359,953          2,401,115
    Patents, licenses and other intangible assets, net of accumulated amortization of $1,513,686 at March 31, 1999 and
             $1,527,761 at   December 31, 1998.........................           784,522          1,070,446
    Deferred financing costs, net......................................           617,198            674,531
                                                                           --------------   -----------------
             Total Assets..............................................    $   29,588,657   $     35,482,831
                                                                           ==============   =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

    Accounts payable ..................................................    $    2,247,555   $      4,874,180
    Accrued liabilities................................................         1,508,067          1,649,020
    Accrued payroll and payroll taxes..................................         2,602,127          4,363,312
    Current portion of long-term debt..................................         2,746,773          2,314,991
                                                                           --------------   -----------------
             Total Current Liabilities.................................         9,104,522         13,201,503

    Long Term Debt, less current portion ..............................        17,687,623         18,271,743

    Deferred License Revenue...........................................           173,047            207,135

    Redeemable Convertible Preferred Stock, at redemption value........         1,500,000          1,500,000

    Stockholders' Deficit:
         Common stock, $.0001 par value;  authorized  50,000,000 shares;  issued and outstanding 16,771,940 shares at March 31, 1999
             and 16,735,040  shares at  December 31, 1998..............             1,677              1,674
         Warrants......................................................           321,000            321,000
         Additional paid-in capital....................................        27,699,900         27,733,366
         Accumulated deficit...........................................       (26,938,025)       (25,755,500)
         Cumulative foreign currency translation adjustment............            38,913              1,910
                                                                           --------------   -----------------
                                                                                1,123,465          2,302,450
                                                                           --------------   -----------------
             Total Liabilities, Redeemable Convertible Preferred Stock
                   and Stockholders' Deficit............................   $   29,588,657   $     35,482,831
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


     A reconciliation of the Company's segment revenues and segment profit to the corresponding consolidated amounts as of and for the quarters ended March 31, 1999 and 1998 is as follows:


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

     Additionally, the Company believes any potential claims DH Holdings Corp. may have regarding the Note, Preferred Stock and Warrant Purchase Agreement, dated as of December 23, 1997, and the associated Note Payable, Preferred Stock and Warrants will not have a significant adverse effect on the balance sheet at March 31,1999, or the results of operations for the period ended March 31, 1999.

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

                                                           March 31, 1999   March 31, 1998
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

Cost of  Services

     Cost of services for the three months ended March 31, 1999 were $10,829,692 or 86% of revenue compared to $9,005,243 or 77% of revenue in 1998, an increase of $1,824,449, or 20%. Gross margin was $1,750,781 or 14% of revenue for 1998, compared to $2,692,704 or 23% of revenue for 1998. The decrease in gross margin percentage is largely due to the increase in cost of services in 1998 which were sustained in the first quarter of 1999. During the first quarter of 1999 the company realized a 44% drop in revenues compared to the fourth quarter of 1999. Cost of services decreased disproportionately by 29% in first quarter of 1999 when compared to the fourth quarter of 1998. This was primarily due to under absorption of fixed costs in the first quarter of 1999, which had been increased over the last six months of 1998 to keep pace with the demand for the Company's Underground Storage Tank (UST) services. These services were in great demand due to the December 22, 1998 deadline set by the Environmental Protection Agency that required UST facilities to be tested and upgraded by the deadline. Management has implemented a plan to cut fixed costs and reduce day to day expenses.

               Tanknology-NDE International, Inc. and Subsidiaries


Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended March 31, 1999 was $2,904,559 or 23% of revenue compared to $2,316,802 or 20% of revenue, an increase of $587,757 or 25% compared to the three months ended March 31, 1998. The increase in selling, general, and administrative expenses is due to the addition of sales and administrative resources to support the anticipated growth in revenue and to support an increase in the varieties of services offered.

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

Net Income (Loss)

     For the three months ended March 31, 1999, the Company had a net loss of $(1,182,519) before preferred stock dividend requirements compared to a net income of $8,716 in 1998 for the same period, a decrease of $(1,191,235). The decrease in net income (loss) was primarily due to the increase of cost of services in the first quarter of 1999 compared to the first quarter of 1998 and to the lower than expected level of first quarter revenues.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $5,739,450 compared to working capital of $7,026,139 at December 31, 1998. Cash provided by operating activities of $152,330 for the three months ended March 31, 1999 decreased by $1,015,469 as compared to Cash provided by operating activities of $1,167,799 in 1998. Collections on accounts receivables of $4,977,742 during the first quarter were used to pay down accounts payable and accrued liabilities.

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