Form 10-Q
period 1999-06-30
TANKNOLOGY NDE INTERNATIONAL INC
filed 1999-08-16
CIK 851476

Tanknology-NDE International, Inc. and Subsidiaries


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                                    Yes     [X]          No   [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



Class                   Outstanding at June 30, 1999
--------------       -----------------------------------
Common                           16,771,940

               Tanknology-NDE International, Inc. and Subsidiaries




                                      INDEX


                                                                     Page Number

PART I    Financial Information

     Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and December 31, 1998 .............3

          Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months and Six Months Ended June 30, 1999
                  and June 30, 1998............................................4

          Condensed Consolidated  Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30, 1999 and June 30, 1998....5

          Notes To Condensed Consolidated Financial Statements (Unaudited).....6

     Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ...............11


PART II   Other Information

     Item 6.  Exhibits and Reports on Form 8-K................................16

SIGNATURE.....................................................................16

               Tanknology-NDE International, Inc. and Subsidiaries


PART I    Financial Information
Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

                                                                               June 30, 1999    December 31, 1998
                                                                             -----------------  -----------------
ASSETS                                                                         (Unaudited)
                                                                             -----------------  -----------------
         Cash and equivalents............................................... $         128,117  $         416,189
         Trade accounts receivable, less allowance for doubtful accounts of
                  $1,514,928 at June  30, 1999 and $1,798,044 at
                  December 31, 1998.........................................        12,408,316         18,071,273
         Inventories........................................................         1,237,085          1,218,271
         Prepaid expenses and other current assets..........................           547,615            521,909
                                                                             -----------------  -----------------
                  Total Current Assets......................................        14,321,133         20,227,642

         Restricted cash....................................................              --            3,000,000

         Equipment and improvements, net of accumulated depreciation of
                  $14,714,132 at June 30, 1999 and $13,470,663 at
                  December 31, 1998.........................................         7,828,890          8,109,097
         Goodwill, net of accumulated amortization of $207,767 at
                  June 30, 1999  and  $125,442 at December 31, 1998.........         2,318,790          2,401,115
         Patents, licenses and other intangible assets, net of accumulated amortization of $1,590,111 at June 30, 1999 and
                  $1,527,761 at December 31, 1998...........................           708,096          1,070,446
         Deferred financing costs, net......................................           715,168            674,531
                                                                             -----------------  -----------------
                  Total Assets.............................................. $      25,892,077  $      35,482,831
                                                                             =================  =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

         Accounts payable .................................................. $       1,722,020  $       4,874,180
         Accrued liabilities................................................         2,049,858          1,649,020
         Accrued payroll and payroll taxes..................................         2,412,607          4,363,312
         Current portion of long-term debt..................................         2,692,418          2,314,991
                  Total Current Liabilities.................................         8,876,903         13,201,503

         Long Term Debt, less current portion ..............................        15,565,974         18,271,743

         Deferred License Revenue...........................................           138,958            207,135

         Redeemable Convertible Preferred Stock, at redemption value........         1,500,000          1,500,000

         Stockholders' Deficit:
              Common stock, $.0001 par value; authorized 50,000,000 shares;
                  issued and outstanding 16,771,940 shares at June 30, 1999,
                  and 16,735,040  shares at  December 31, 1998..............             1,677              1,674
              Warrants......................................................           321,000            321,000
              Additional paid-in capital....................................        27,662,401         27,733,366
              Accumulated deficit...........................................       (28,188,192)       (25,755,500)
              Cumulative foreign currency translation adjustment............            13,356              1,910
                                                                                      (189,758)         2,302,450
                  Total Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit.......................  $      25,892,077  $      35,482,831
                                                                             =================  =================

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                       Three Months Ended                    Six Months Ended
                                                                 -------------------------------     -------------------------------
                                                                 June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                                 -------------     -------------     -------------     -------------

Revenues ...................................................     $ 11,820,947      $ 15,409,481      $ 24,401,420      $ 27,107,429

Cost of services ...........................................       11,527,803        11,209,129        22,357,495        20,214,363
                                                                 -------------     -------------     -------------     -------------

         Gross Margin ......................................          293,144         4,200,352         2,043,925         6,893,066

Selling, general and administrative ........................        1,097,121         2,803,953         4,001,680         5,120,755

                                                                 -------------     -------------     -------------     -------------
         Operating Income (Loss) ...........................     $   (803,977)     $  1,396,399      $ (1,957,755)     $  1,772,311

Other income (expense):
        Interest income ....................................            1,852            29,776            31,187            61,796
        Interest expense ...................................         (396,661)         (400,822)         (861,373)         (796,339)
        Other income, net ..................................           11,199             4,194            64,615             4,905
                                                                 -------------     -------------     -------------     -------------

         Income (Loss) Before Provision for Income
         Taxes .............................................       (1,187,587)        1,029,547        (2,723,326)        1,042,673

 Benefit (Provision) for income taxes ......................          (62,580)          (29,497)          290,640           (33,897)
                                                                 -------------     -------------     -------------     -------------

         Net Income (Loss) .................................       (1,250,167)        1,000,050        (2,432,686)        1,008,776

 Less - Preferred stock dividends ..........................          (37,500)          (37,500)          (75,000)          (75,000)

         Net Income (Loss) Available to
                  Common Stockholders ......................     $ (1,287,667)     $    962,550      $ (2,507,686)     $    933,776
                                                                 =============     =============     =============     =============

         Basic income (loss)  per Share ....................     $      (0.08)     $       0.06      $      (0.15)     $       0.06
                                                                 =============     =============     =============     =============

         Diluted income (loss) per Share ...................     $      (0.08)     $       0.04      $      (0.15)     $       0.04
                                                                 =============     =============     =============     =============

See accompanying notes to condensed consolidated financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Six Months Ended
                                                                     ------------------------------

                                                                     June 30, 1999    June 30, 1998
                                                                     -------------    -------------
Cash Flows from Operating Activities

         Net income (loss) .......................................   $  (2,432,686)   $   1,008,776

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
           (Used in) Operating Activities

         Depreciation and amortization ...........................       1,544,894        1,435,403
         Amortization of discounts and financing costs ...........         114,666          138,698
         Deferred license revenue earned .........................         (68,177)         (91,666)
         Gain on sale of patent ..................................         (95,000)            --
         Other ...................................................          11,441            4,042

Changes in Operating Assets and Liabilities

         Trade accounts receivable ...............................       5,662,957       (1,746,573)
         Inventories .............................................         (18,814)        (140,340)
         Prepaid expenses and other current assets ...............         (25,706)         354,541
         Accounts payable ........................................      (3,152,161)         327,121
         Accrued liabilities .....................................         400,838          (45,846)
         Accrued payroll and payroll taxes .......................      (1,950,705)         385,241
                                                                     -------------    -------------
         Net cash provided by (used in) operating activities .....          (8,453)       1,629,397

Cash Flows from Investing Activities
         Additions to equipment and improvements .................      (1,025,012)      (1,872,022)
         Other ...................................................        (155,303)          (5,409)
                                                                     -------------    -------------
         Net cash used in investing activities ...................      (1,180,315)      (1,877,431)

Cash Flows from Financing Activities

         Net activity in revolving line of credit ................      (1,100,000)         807,333
         Preferred stock dividends ...............................         (75,000)         (75,000)
         Proceeds from issuance of common stock ..................           4,039             --
         Proceeds from long-term debt ............................         301,750          797,942
         Restricted cash .........................................       3,000,000             --
         Payments on long-term debt ..............................      (1,230,093)      (1,255,476)
         Deferred financing costs ................................            --           (143,663)
                                                                     -------------    -------------
         Net cash provided by (used in) financing activities .....         900,696          131,136

         Net decrease in cash and equivalents ....................        (288,072)        (116,898)

         Cash and equivalents at beginning of period .............         416,189          193,627

         Cash and equivalents at end of period ...................   $     128,117    $      76,729
                                                                     =============    =============

               Tanknology-NDE International, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1:   ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS

     Basis of Presentation: The consolidated financial statements of Tanknology-NDE International, Inc. and its subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements for the three months and six months ended June 30, 1999 and 1998 contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1999 and 1998 and the results of operations and cash flows for the three and six months then ended. The results of operations for the Company's interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In 1999, the Company is required to file Form 10-Q and Form 10-K in accordance with Regulation S-X under the 1933 and 1934 Securities Acts. The Company no longer meets the definition of a "Small Business Issuer" as defined in Regulation S-B under the 1933 and 1934 Acts.


NOTE 2:   INCOME (LOSS) PER SHARE CALCULATIONS

     The following  table sets forth the calculation of basic and diluted income
(loss) per share:


                                          Three Months Ended              Six Months Ended
                                     ----------------------------   -----------------------------

                                     June 30, 1999  June 30, 1998   June 30, 1999   June 30, 1998
                                     -------------  -------------   -------------   -------------
Numerator:
Net income (loss)                    $  (1,250,167) $   1,000,050   $  (2,432,686)  $   1,008,776
Preferred stock dividends                  (37,500)       (37,500)        (75,000)        (75,000)
                                     -------------  -------------   -------------   -------------
Numerator for basic income (loss)
per share -income available to
common shareholders                     (1,287,667)         962,550    (2,507,686)        933,776

Effect of dilutive securities -
preferred stock dividends                     --             37,500          --            75,000

Numerator for dilutive income
(loss) per share -income available
to common shareholders                  (1,287,667)       1,000,050    (2,507,686)      1,008,776


               Tanknology-NDE International, Inc. and Subsidiaries


                                          Three Months Ended              Six Months Ended
                                     ----------------------------   -----------------------------

                                     June 30, 1999  June 30, 1998   June 30, 1999   June 30, 1998
                                     -------------  -------------   -------------   -------------
Denominator:
Denominator for basic income
(loss) per  share - weighted-
average shares                          16,771,940     16,154,166      16,755,636      16,150,286

Effect of dilutive securities:
Stock options                                 --        3,983,344            --         3,916,003
Warrants                                      --        3,288,687            --         3,251,433
Convertible preferred stock                   --        1,490,566            --         1,461,367
                                     -------------  -------------   -------------   -------------
Dilutive potential common shares              --        8,762,597            --         8,628,803

Denominator for diluted earnings
(loss) per share - adjusted
weighted- average shares and
assumed  conversions                    16,771,940     24,916,763      16,755,636      24,779,089
                                     =============  =============   =============   =============


Basic income (loss) per share
                                    $       (0.08) $        0.06    $      (0.15)   $       0.06
                                     =============  =============   =============   =============

Diluted income (loss) per share     $       (0.08)  $       0.04           (0.15)   $       0.04
                                     =============  =============   =============   =============

     The effect of potentially dilutive securities has not been included for the three and six month periods ended June 30, 1999, because their effect would be anti-dilutive.


NOTE 3:   COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month and six month periods ended June 30, 1999 and 1998 was as follows:

                                           Three Months Ended                 Six Months Ended
                                    -------------------------------   -------------------------------

                                    June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                    --------------   --------------   --------------   --------------
Net income (loss)                   $   (1,250,167)  $    1,000,050   $   (2,432,686)  $    1,008,776
Foreign currency translation gain
(loss)                                     (25,557)          13,376           11,446            4,042
                                    --------------   --------------   --------------   --------------
Total comprehensive income (loss)   $   (1,275,724)  $    1,013,426   $   (2,421,240)  $    1,012,818
                                    ==============   ==============   ==============   ==============

               Tanknology-NDE International, Inc. and Subsidiaries


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

     Summary information by segment as of and for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                           Three Months Ended                 Six Months Ended
                                    -------------------------------   -------------------------------

                                    June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                    --------------   --------------   --------------   --------------
Field Services:
   Segment revenues                 $   18,613,675   $   21,866,331   $    8,734,580   $   12,623,215
   Segment profit                        3,472,474        5,500,986        1,555,581        3,465,287
Management Services:
   Segment revenues                      6,271,885        5,431,158        3,360,045        2,960,092
   Segment profit                   $      164,636   $      984,787   $      246,308   $      540,313


     A reconciliation of the Company's segment revenues and segment profit to the corresponding consolidated amounts as of and for the three and six month periods ended June 30, 1999 and 1998 is as follows:



                                           Three Months Ended                 Six Months Ended
                                    -------------------------------   -------------------------------

                                    June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                    --------------   --------------   --------------   --------------
Segment revenues:                   $   24,885,560   $   27,297,489   $   12,094,625   $   15,583,307
Field Services revenues
from Management
Services                                  (484,140)        (190,060)        (273,665)        (173,826)
                                    --------------   --------------   --------------   --------------
Consolidated revenues               $   24,401,420   $   27,107,429   $   11,820,960   $   15,409,481
                                    ==============   ==============   ==============   ==============

               Tanknology-NDE International, Inc. and Subsidiaries



                                       Six Months Ended                           Three Months Ended
                            ---------------------------------------      -------------------------------------
                              June 30, 1999        June 30, 1998           June 30, 1999       June 30, 1998
                            ------------------   ------------------      -----------------   -----------------
Segment net profit:         $        3,637,110   $        6,485,773      $       1,801,889   $       4,005,600
Corporate expenses                 (4,049,971)          (3,278,059)            (1,938,962)         (1,864,585)
Depreciation and
amortization                (1,544,894)                 (1,435,403)              (792,064)           (744,616)
Interest income                         31,187               61,796                  1,852              29,776
Interest expense                     (861,373)            (796,339)              (396,661)           (400,822)
Other income/expense                    64,615                4,905                 11,199               4,194
Income taxes                           290,640             (33,897)               (62,580)            (29,497)
Extraordinary gain                          --                   --                     --                  --
                            ------------------   ------------------      -----------------   -----------------
Net Income (Loss)           $      (2,432,686)   $        1,008,776      $     (1,375,327)   $1,000,050
                            ==================   ==================      =================   =================


NOTE 5:   COMMITMENTS AND CONTINGENCIES

Veeder-Root Company and DH Holdings Corp.

     On February 8, 1999, the Company invoked the dispute resolution provision of the Distribution, Services and Marketing Agreement, dated as of December 23, 1997, by and between the Company and Veeder-Root Company (the "DSM Agreement"). In response to the Company's notice, on February 12, 1999, Veeder-Root Company's counsel advised the Company's counsel that DH Holdings and Veeder-Root Company may have certain claims against the Company and that Veeder-Root Company intended to invoke the dispute resolution provisions of the DSM Agreement. On April 14, 1999, the Company filed a demand for arbitration in which it sought an interpretation of the DSM. In response to the Company's filing, Veeder- Root Company filed an answer and counterclaims regarding both declaratory judgement matters and allegations for damages. On July 22, 1999, the arbitration panel entered an order confirming that the Company's requested interpretation was correct. This order effectively rejected one of Veeder-Root's counterclaims. The remaining Veeder-Root claims are pending further proceedings. The Company believes that the result of these arbitration proceedings with Veeder-Root Company will not have a significant adverse effect on the balance sheet at June 30, 1999, or the results of operations for the period ended June 30, 1999.

     Additionally, the Company believes any potential claims DH Holdings Corp. may have regarding the Note, Preferred Stock and Warrant Purchase Agreement, dated as of December 23, 1997, and the associated Note Payable, Preferred Stock and Warrants will not have a significant adverse effect on the balance sheet at June 30,1999, or the results of operations for the period ended June 30, 1999.

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

Revolving Line of Credit

     During April 1999, the Company renegotiated certain terms of the Revolving Line of Credit to increase the maximum borrowings from $9 million to $12.5 million. The expiration date of the facility is December 31, 2000. This $3 million increase in the revolving line of credit will not be effective until approved by DH Holdings Corp. which, as of the date of this filing, has not been received.

     There have been no material changes in the information reported as of December 31, 1998, as reported on Form 10-KSB in Footnote 11 accompanying the audited financial statements.

               Tanknology-NDE International, Inc. and Subsidiaries


NOTE 6:   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

               Tanknology-NDE International, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table reflects the percentage relationship to net revenue of certain items included in the Company's statements of operations for the three month and six month periods ended June 30, 1999 and 1998.





                                                 Six Months Ended                 Three Months Ended
                                         -------------------------------   -------------------------------
                                         June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                         --------------   --------------   --------------   --------------

Revenues ..............................         100%             100%             100%             100%

Cost of Sales .........................          98%              73%              92%              74%
                                         --------------   --------------   --------------   --------------
Gross Margin ..........................           2%              27%               8%              26%

Selling, General and Administrative ...           9%              18%              16%              19%

                                         --------------   --------------   --------------   --------------
Operating Income (Loss) ...............         (7)%               9%             (8)%               7%

Other Income (Expense) ................         (3)%             (3)%             (3)%             (3)%

Net Income (Loss) Before Provision for         (10)%               6%            (11)%               4%
Income Taxes...........................

Provision for Income Taxes ............           0%               --               1%               --

Net Income (Loss) .....................        (10)%               6%            (10)%               4%
                                         ==============   ==============   ==============   ==============

Revenues

     Revenues for the three months ended June 30, 1999 were $11,820,947 compared to $15,409,481 in the 1998 period, a decrease of $3,588,534 or 23%. For the six months ended June 30, 1999, revenues were $24,401,420 compared to $27,107,429 in the 1998 period, a decrease of $2,706,009, or 10%. The decrease in revenues from 1998 is primarily due to the decrease in demand for the Company's Underground Storage Tank (UST) services. These services were in great demand during 1998 due to the December 22, 1998 deadline set by the Environmental Protection Agency that required UST facilities to be tested and upgraded by the deadline. Most of the carryover work associated with the deadline was completed during the first quarter of 1999. In an effort to increase revenues, the Company is now focusing its efforts on increasing productivity and sales in new and existing service areas..

Cost of  Services

     Cost of services for the three months ended June 30, 1999 were $11,527,803 or 98 % of revenue compared to $11,209,129 or 73 % of revenue in 1998, an increase of $ 318,674, or 3%. Gross margin was $293,144 or 2 % of revenue for 1999, compared to $4,200,352 or 27 % of revenue for 1998. The decrease in gross margin percentage is largely due to the 23% drop in revenues over the prior period. The sharp decrease in revenues was caused by the drop in demand for the

               Tanknology-NDE International, Inc. and Subsidiaries




Company's Underground Storage Tank (UST) services. The increase in cost of services was primarily due to a change in product mix and under utilization of fixed costs in the second quarter of 1999. The Company had brought more capacity online over the last six months of 1998 to keep pace with the demand for the Company's Underground Storage Tank (UST) which resulted in an increase in cost of services. The Company has implemented a plan during the quarter to cut fixed costs and reduce day to day expenses.

     For the six months ended June 30, 1999, cost of services totaled $22,357,495 or 92% of revenues compared to $20,214,363 or 75% of revenues in the 1998 period, an increase of $2,143,132 or 11%. Gross margin was $2,043,925 or 8% of revenue in 1999, compared to $6,893,066 or 25% of revenue in 1998. The decrease in gross margin percentage is largely due to the 10% drop in revenues over the prior period while Costs of Services increased by 11% over the prior period. The decrease in revenues was the result of a drop in demand for the Company's Underground Storage Tank (UST) services. The increase in cost of services was primarily due to a change in product mix and under utilization of fixed costs in the first quarter of 1999, which had been increased over the last six months of 1998 to keep pace with the demand for the Company's Underground Storage Tank (UST) services. The Company has implemented a plan to cut fixed costs and reduce day to day expenses.

Selling, General and Administrative

     Selling, general, and administrative expense for the three months ended June 30 1999 was $1,097,121 or 9% of revenue compared to $2,803,953 or 18% of revenue, a decrease of $1,706,832 or 61% compared to the three months ended June 30, 1998. For the six months ended June 30, 1999, selling, general, and administrative expenses were 4,001,680 or 16% of revenue compared to $5,120,755 in 1998 or 19% of revenue, a decrease of $1,119,075 or 22% compared to the 1998 period. The decrease in selling, general, and administrative expenses is due to the on-going effort of the Company to cut fixed costs and reduce overall operational costs. Reduction in costs included reduction in workforce, the closing of administrative offices, and renegotiation of contracts with vendors and service providers.


Earnings before Depreciation, Amortization, Interest and Taxes (EBITDA)

     For the three months ended June 30, 1999, EBITDA was $(714) or 0% of revenues compared to $2,141,016 or 14% of revenues in 1998. The decrease in EBITDA, was primarily due to the increased in cost of services and the decrease in revenues in the 2nd quarter of 1999 compared to the 2nd quarter of 1998. The Company believes that EBITDA is an important measure of the Company's financial performance as it is an indication of the funds generated by operations available for debt service, capital expenditures and payment of taxes. It is commonly used to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Also, EBITDA, as computed by the Company, is not necessarily comparable to similarly titled amounts of other companies.

     For the six months ended June 30, 1999, EBITDA was ($348,246) or 1% of revenues compared to $3,207,714 or 12% of revenues in 1998. The decrease in EBITDA, was primarily due to the increased in cost of services and the decrease in revenues in the first half of 1999 compared to the first half of 1998.

               Tanknology-NDE International, Inc. and Subsidiaries


Interest Expense

     Interest expense for the three months ended June 30, 1999 was $396,661 or 3% of revenue compared to $400,822 or 3% of revenue in 1998, a decrease of $4,161 or 1%. The increase in interest expense is due to to the increase in the average amount outstanding on the line of credit compared to the same prior year period.

     For the six months ended June 30, 1999, interest expense was $861,373 or 4% of revenue compared to $796,339 or 3% of revenue in 1998, an increase of $65,034 or 8%.


Net Income (Loss)

     For the three months ended June 30, 1999, the Company had a net loss of ($1,187,587) before preferred stock dividend requirements compared to a net income of $1,029,547 in 1998 for the same period, a decrease of $2,217,134. The decrease in net income was primarily due to a 23% decrease in revenues over the same prior period while cost of sales increased by 3% over the prior period.

     For the six months ended June 30, 1999, the Company had net loss of ($2,432,686) before preferred stock dividend requirements compared to a net income of 1,008,776 in 1998, a decrease in net income of $3,441,462. The decrease in the net income was primarily due to the decrease in revenues and increase in cost of sales in the first six months of 1999 compared to the first six months of 1998. To mitigate increased losses in future quarters, the Company has implemented cost cutting programs to reduce operating costs. The Company is also offering new and upgraded services to its customers which can potentially generate future revenues.

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of $5,444,230 compared to working capital of $7,026,139 at December 31, 1998. Cash used in operating activities totaled $8,453 for the six months ended June 30, 1999 compared to cash provided by operating activities of $1,629,397 in 1998. The cash provided by operating activities for the six months ended June 30, 1999 decreased due to the decrease in net income while operating costs increased over the same period of the prior year.

     Cash  used  in  investing  activities   (consisting  primarily  of  capital
expenditures) totaled $1,180,315 for the six months ended June 30, 1999 compared to cash used in investing activities of $1,877,431 in the 1998 period.

     At June 30, 1999, the Company had outstanding long-term debt (including current maturities) of $18,258,392 compared to $20,586,734 at December 31, 1998. Required term-loan principal repayments of $600,000, a net $1,100,000 repayments on the revolving credit line and net other debt repayments of $328,343 were made during the first two quarters of the year. At June 30, 1999, the Company had $1,045,377 available for additional borrowing under its revolving credit agreement. As of June 30, 1999, the Company was in compliance with the financial debt covenants related to its long-term financing agreements.

               Tanknology-NDE International, Inc. and Subsidiaries


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

     Tanknology has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in February 1998, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of June 30, 1999, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 10% of the initiatives are in process and expected to be completed on or about September 30, 1999.

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


                                                                   PERCENT
YEAR 2000 INITIATIVE                               TIME FRAME      COMPLETE
-----------------------------------------------   -------------   -----------
Initial IT systems identification and
assessment.....................................     2/98-12/98        100%
Remediation and testing regarding
central system issues..........................     8/98-9/99          95%
Remediation and testing regarding
departmental system issues.....................    10/98-9/99          95%

               Tanknology-NDE International, Inc. and Subsidiaries


                                                                   PERCENT
YEAR 2000 INITIATIVE                               TIME FRAME      COMPLETE
-----------------------------------------------   -------------   -----------
Remediation and testing regarding tank
testing and truck equipment system issues......    11/98-9/99          75%
Remediation and testing regarding
telephone/PBX..................................    11/98-12/98        100%
Electronic data interchange trading
partner conversions............................    10/98-4/99         100%
Identification, assessment, remediation,
and testing regarding desktop and
individual system issues.......................    10/98-4/99         100%
Identification and assessment regarding
non-IT system issues...........................     8/98-9/99          95%
Remediation and testing regarding non-
IT system issues...............................    10/98-9/99          95%

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

     The Company has completed a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has been developed for dealing with the most reasonably likely worst case scenarios.

     The Company has engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation, and testing efforts.

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


PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:


                    No.          Exhibit
                    ---------    -----------------------------------------------
                    27.01        Selected Financial Data


                  Reports on Form 8-K:
                           None.





                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tanknology-NDE International, Inc.
                                      (Registrant)
Date:     August 16, 1999                    /s/ T. PETER DeWEESE, JR.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer